Form 10-Q
period 2021-03-31
Olema Pharmaceuticals, Inc.
filed 2021-05-11
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-39712

OLEMA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	30-0409740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
512 2nd Street, 4th Floor San Francisco, CA	94107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 243-5555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Securities Registered	Trading Symbol	Name of Each Exchange on which Securities are Registered
Common Stock, par value $0.0001 per share	OLMA	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2021, the registrant had 40,169,738 shares of common stock, $0.0001 par value per share, outstanding.

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$47,881	$338,549
Marketable securities	279,087	—
Prepaid expenses and other current assets	3,297	3,588
Total current assets	330,265	342,137
Property and equipment, net	526	75
Other assets	510	510
Total assets	$331,301	$342,722

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$419	$719
Other current liabilities	4,858	3,866
Total current liabilities	5,277	4,585
Total liabilities	5,277	4,585
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 40,169,738 shares issued as of March 31, 2021 and December 31, 2020; 39,342,129 and 39,308,238 shares outstanding as of March 31, 2021 and December 31, 2020, respectively.	3	3
Additional paid-in capital	374,467	371,228
Accumulated other comprehensive loss	(13)	—
Accumulated deficit	(48,433)	(33,094)
Total stockholders’ equity	326,024	338,137
Total liabilities and stockholders’ equity	$331,301	$342,722

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$10,692	$795
General and administrative	4,758	248
Total operating expenses	15,450	1,043
Loss from operations	(15,450)	(1,043)
Other income (expense):
Interest income	111	3
Interest expense	—	(653)
Total other income (expense), net	111	(650)
Net loss	$(15,339)	$(1,693)
Net loss per share, basic and diluted	$(0.39)	$(0.65)
Weighted average shares used to compute net loss per share, basic and diluted	39,325,793	2,593,316

	Three Months Ended March 31,
	2021	2020
Net loss	$(15,339)	$(1,693)
Other comprehensive loss:
Net unrealized loss on marketable securities	(13)	—
Total comprehensive loss	$(15,352)	$(1,693)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(In thousands)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	—	$—	39,308,238	$3	$371,228	$—	$(33,094)	$338,137
Vesting of early exercised stock options	—	—	6,990	—	31	—	—	31
Vesting of restricted stock awards	—	—	26,901	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,144	—	—	3,144
Employee stock purchase plan expense	—	—	—	—	64	—	—	64
Net unrealized loss on marketable securities	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(15,339)	(15,339)
Balances at March 31, 2021	—	$—	39,342,129	$3	$374,467	$(13)	$(48,433)	$326,024

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2019	4,628,215	$9,348	2,593,316	$—	$168	$—	$(10,762)	$(10,594)
Beneficial conversion option recognized upon issuance of 2020 convertible notes	—	—	—	—	1,054	—	—	1,054
Beneficial conversion option recognized upon repurchase of 2020 convertible notes on settlement date	—	—	—	—	(2,568)	—	—	(2,568)
Extinguishment of 2020 convertible notes	—	—	—	—	2,148	—	—	2,148
Issuance of Series B convertible stock, net of issuance costs of $113	5,728,827	26,880	—	—	—	—	—	—
Issuance of Series B convertible preferred stock in connection with the conversion of convertible notes	638,270	3,007	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,693)	(1,693)
Balances at March 31, 2020	10,995,312	$39,235	2,593,316	$—	$802	$—	$(12,455)	$(11,653)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(15,339)	$(1,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9	3
Non-cash interest expense	—	641
Premium amortization and discount accretion on marketable securities, net	64	—
Stock-based compensation expense, including employee stock purchase plan expense	3,208	—
Changes in operating assets and liabilities:
Prepaid expenses, other current assets	291	(390)
Accounts payable	(327)	(725)
Other current liabilities	1,010	28
Net cash used in operating activities	(11,084)	(2,136)
Cash flows from investing activities:
Purchase of equipment	(420)	(9)
Maturities of marketable securities	1,000	—
Purchases of marketable securities	(280,164)	—
Net cash used in investing activities	(279,584)	(9)
Cash flows from financing activities:
Proceeds from the issuance of convertible notes	—	3,000
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	26,986
Net cash provided by financing activities	—	29,986
Net (decrease) increase in cash and cash equivalents	(290,668)	27,841
Cash and cash equivalents at beginning of period	338,549	68
Cash and cash equivalents at end of period	$47,881	$27,909
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$39	$—
Conversion of convertible notes into Series B convertible preferred stock	$—	$3,007
Offering costs included in other current liabilities - Series B	$—	$106
Vesting of early exercised stock options	$31	$—

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Olema Pharmaceuticals Inc. (“Olema” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next-generation targeted therapies for women’s cancers. The Company is initially focused on developing therapies for the treatment of breast cancer. The Company’s wholly owned, lead product candidate, OP-1250, is a novel oral therapy with combined activity as both a complete estrogen receptor (“ER”) antagonist (“CERAN”) and a selective ER degrader (“SERD”). The Company is currently evaluating OP-1250 in a Phase 1/2 dose escalation and expansion trial for the treatment of recurrent, locally advanced or metastatic estrogen receptor-positive (“ER+”), human epidermal growth factor receptor 2-negative (“HER2-“) breast cancer.

The Company is located in San Francisco, California and was incorporated in Delaware on August 7, 2006 under the legal name of CombiThera, Inc. and on March 25, 2009 was renamed Olema Pharmaceuticals, Inc. The Company’s principal operations are based in San Francisco, California, and it operates in one business segment and therefore has only one reportable segment. The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of COVID-19, the ability to secure additional capital to fund operations and commercial success of its product candidates. OP-1250 and any future product candidates the Company may develop will require extensive nonclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Initial Public Offering

In November 2020, the Company completed the initial public offering of its common stock (“IPO”). In connection with its IPO, the Company issued and sold 12,650,000 shares of its common stock, at a price to the public of $19.00 per share. As a result of the IPO, the Company received $220.6 million in net proceeds, after deducting underwriting discounts and commissions and offering costs of $19.8 million.

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

Liquidity

The Company has $327.0 million of cash, cash equivalents and marketable securities at March 31, 2021, which management believes is sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date these condensed consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United Stated (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements include the accounts of Olema Pharmaceuticals, Inc. and its wholly-owned subsidiary, Olema Oncology Australia Pty Ltd incorporated on January 6, 2021. All intercompany balances and transactions have been eliminated upon consolidation.

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of March 31, 2021, and the statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the SEC on March 17, 2021.

Use of Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period. Significant areas that require management’s estimates include accruals of research and development expenses, including accrual of research contract costs, share-based compensation assumptions, and fair value of common stock and convertible preferred stock prior to the IPO. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. Cash deposits are all in reputable financial institutions in the United States and as of March 31, 2021 and December 31, 2020, cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U.S. dollars and investments in interest bearing money market funds.

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. Interest earned on marketable securities is included in interest income.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, and marketable securities. The Company invests in a variety of financial instruments and, by its policy, limits these financial instruments to high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. The Company’s cash, cash equivalents, and marketable securities are held by financial institutions in the United States that management believes are of high credit quality. Amounts on deposit with individual banking institutions may at times exceed the limits insured by the Federal Deposit Insurance Corporation (“FDIC”); however, the Company has not experienced any losses on such deposits.

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

The Company’s product candidates require approvals from the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company were denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop product candidates. These costs are recorded within research and development expenses in the condensed consolidated statements of operations and include personnel expenses, stock-based compensation expenses, allocated general and administrative expenses, and external costs including fees paid to consultants and clinical research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), in connection with nonclinical studies and clinical trials, and other related clinical trial fees, such as for investigator fees, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed.

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

The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the projects, studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ materially from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss per common share by the weighted average number of common shares outstanding for the period without consideration of common stock equivalents. Diluted net loss per common share is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities, and by dividing the diluted net loss by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, unvested restricted stock awards, contingently issuable common stock related to the ESPP, and convertible preferred stock are considered potential dilutive common shares. Since the Company was in a loss position for both periods presented, basic net loss per share is the same as diluted net loss per share for both periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such securities. In periods in which the Company reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three-month periods ended March 31, 2021 and 2020.

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

Recently Adopted Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this guidance effective on January 1, 2021. The adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, or ASU No. 2018-11. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For non-public entities, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption is permitted. Based on the Company’s current filer status, the Company expects to adopt this new guidance under ASU 2016-02 effective January 1, 2022 and is in the process of completing its review of its existing lease agreements under Topic 842. The Company anticipates recording a right-of-use asset and lease liability to account for its facility leases and will record a cumulative-effect adjustment in the period of adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for public companies who are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those years. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which extends the effective date of the standard for smaller reporting companies to interim and annual periods beginning after December 15, 2022. ASU 2019-11 also expands the scope of the practical expedient that allows entities to exclude the accrued interest component of amortized cost from various disclosures required by ASC 326 to also include certain disclosures required by ASC 320. Entities that elect to apply the practical expedient must disclose the total amount of accrued interest that they exclude from their disclosures of amortized cost. The amendments have the same effective dates as ASU 2016-13 for entities that have not yet adopted that standard. These standards require using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. A prospective transition approach is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. The Company is currently evaluating the effect of these standards and does not expect the adoption of these standards will have on the Company’s financial position or results of operations.

3.	Fair Value Measurement

The Company assesses the fair value of financial instruments based on the provisions of ASC 820, Fair Value Measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$7,028	$—	$—	$7,028
Money market funds	2,856	—	—	2,856
Corporate bonds	-	6,298	—	6,298
Commercial paper	-	225,625	—	225,625
Government-sponsored enterprise securities	-	85,161	—	85,161
Total	$9,884	$317,084	$—	$326,968

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$47,881	$—	$(1)	$47,880
Short-term marketable securities (<12 months to maturity)	226,135	10	(15)	226,130
Long-term marketable securities (>12 months to maturity)	52,965	5	(13)	52,957
Total	$326,981	$15	$(29)	$326,967

The Company considers its marketable securities with maturities beyond one year as current assets, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale.

As of December 31, 2020, all of the Company’s cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U. S. dollars.

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Lab equipment	$537	$90
Computer equipment	59	47
Property and equipment, gross	596	137
Less: Accumulated depreciation	(70)	(62)
Property and equipment, net	$526	$75

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid insurance	$1,201	$1,663
Prepaid clinical trial costs	943	1,148
Prepaid subscriptions and licenses	322	—
Prepaid research contracts	278	432
Prepaid rent	72	196
Other	481	149
Total	$3,297	$3,588

6.	Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
(in thousands)	2021	2020
Accrued R&D related costs	$2,273	$609
Accrued payroll related costs	760	444
Accrued employee bonuses	574	1,222
Accrued professional fees	552	577
Early exercise of unvested stock options	547	578
Accrued taxes	71	198
Other	81	238
Total	$4,858	$3,866

7.	Convertible Notes

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

On March 17, 2020 (the “settlement date”), the Company issued and sold 2,545,277 shares of Series B convertible preferred stock at $4.712 per share for gross proceeds of approximately $12.0 million (see Note 8, “Convertible Preferred Stock”). On the settlement date, the principal and accrued interest then outstanding under the 2020 Notes of $3.0 million were converted into 638,270 shares of Series B convertible preferred stock (“March 2020 conversion”).

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

8.	Convertible Preferred Stock

As of March 31, 2020, there were 10,995,312 shares of convertible preferred stock outstanding. Upon the closing of the Company’s IPO, each then outstanding share of convertible preferred stock was converted into one share of common stock.

As of March 31, 2021 and December 31, 2020, there was no convertible preferred stock outstanding.

Refer to Note 6 “Convertible Preferred Stock” included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 17, 2021 with the SEC.

9. Stock-Based Compensation

In 2014, the Company’s Board of Directors and stockholders approved and adopted the 2014 Stock Plan (the “2014 Plan”). The 2014 Plan was intended to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2014 Plan permitted the grant of options and restricted stock awards (including restricted stock purchase rights and restricted stock bonus awards). The maximum aggregate number of shares that may be subject to awards and sold under the 2014 Plan as of December 31, 2019 was 717,360 shares, which was subsequently increased to 4,842,180 in September 2020.The 2014 Plan was terminated on the date the 2020 Equity Incentive Plan (the “2020 Plan”), which is described below, became effective, and no additional awards will be made pursuant to the 2014 Plan. However, any outstanding awards granted under the 2014 Plan will remain outstanding, subject to the terms of the 2014 Plan award agreements, until such outstanding options are exercised or until any awards terminate or expire by their terms.

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan were as follows, presented as a weighted average:

	March 31,	March 31,
	2021	2020
Risk-free interest rate	0.43%	*
Expected term (in years)	5.93	*
Expected volatility	77.34%	*
Expected dividend yield	—	*

*	There were no stock options granted during the period.

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan and the 2020 Plan:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	4,776,908	$10.83	9.67	$177,962
Granted	468,800	45.79	9.88	—
Exercised(1)	(6,990)	4.41	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2021(2)	5,238,718	$13.96	9.47	$106,585

Options vested and exercisable as of March 31, 2021	612,187	$5.94	8.73	$16,675
Options expected to vest as of March 31, 2021	4,626,531	$15.02	9.57	$89,909

(1)	Exercised amount represents vesting of early exercised options.
(2)	Balance as of March 31, 2021 includes 119,216 unvested early exercised stock options.

Early Exercise of Stock Options

In September 2020, one employee and one non-employee paid $0.6 million to early exercise 135,525 options with exercise prices ranging from $4.406 per share to $4.824 per share. As of March 31, 2021, 16,309 of such shares had vested with the remaining shares vesting over their respective terms. The terms of the 2014 Plan permit certain option holders to exercise options before their options are vested, subject to certain limitations. The early exercised options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. Such shares are not deemed to be outstanding for accounting purposes until they vest and are therefore excluded from shares outstanding and from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. A liability is recognized related to the cash proceeds of the unvested options and is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $0.5 million in other current liabilities as of March 31, 2021.

Restricted Stock Awards

In June 2020, the Company granted to certain employees 789,095 shares of restricted common stock (the “RSAs”) under the 2014 Plan as consideration for services with a deemed value of $2.40 per share, or $1.9 million. The following table summarizes the restricted stock activity under the Plan during the three months ended March 31, 2021:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock as of December 31, 2020	735,294	$2.40
Granted	—	—
Vested	(26,901)	2.40
Forfeited	—	—
Unvested restricted stock as of March 31, 2021	708,393	$2.40

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan and the 2020 ESPP Plan was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,734	$—
General and administrative	1,474	—
Total	$3,208	$—

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

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $64 thousand for the three months ended March 31, 2021.

10.	Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(15,339)	$(1,693)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	39,325,793	2,593,316
Net loss per share, basic and diluted	$(0.39)	$(0.65)

	Three Months Ended March 31,
	2021	2020
Unvested restricted common stock	708,393	—
Options to purchase common stock	5,238,718	322,811
Employee stock purchase plan contingently issuable	17,784	—
Convertible preferred stock (as converted to common shares)	—	10,995,312
	5,964,895	11,318,123

Included in the potentially dilutive options to purchase common stock noted above are 211,621 shares issued upon exercise of options under non-recourse notes receivable during 2015 (see Note 9, “Stock-Based Compensation”). The Company determined the purchase of the stock to be non-substantive, and as such, the shares subject to the promissory notes will not be deemed outstanding until such time as the promissory notes have been repaid. Accordingly, the Company has excluded these shares from the calculation of basic and diluted net loss per share for the three months ended March 31, 2020. As of December 31, 2020, all outstanding principal and accrued interest relating to the Non-Recourse Notes were settled in full by the two noteholders, and as a result, the Company issued 211,621 shares of common stock to the noteholders and included these shares in the basic and diluted net loss per share for three months ended March 31, 2021. Also included in the potentially dilutive options to purchase common stock are 119,216 unvested stock options that were early exercised by an employee and a non-employee in September 2020 (see Note 9, “Stock-Based Compensation”). The Company determined the early exercises to be non-substantive as the shares were subject to repurchase rights. Accordingly, the Company has excluded these shares from the calculation of basic and diluted net loss per share for the three months ended March 31, 2021.

11.	Commitments and Contingencies

On June 1, 2013, the Company entered into a management services agreement with MandalMed, Inc. (“MandalMed”) (the “MandalMed Services Agreement”) to lease approximately 5,762 square feet of space for the use laboratory benches, lab equipment, office space, and administrative and facilities services at a monthly fee of $6,500. The Company subsequently entered into several amendments to extend the lease term to November 2020. On November 3, 2020, the Company entered into the sixth amendment to the Mandalmed Services Agreement to extend the term to December 31, 2021 with a monthly fee of $5,600. As part of the sixth amendment, the Company leased additional space of approximately 2,130 square feet (the “Additional Space”) for a three year period commencing on December 1, 2020 and ending on November 30, 2023. Rent for the Additional Space is $9,000 for the first year and $18,000 for the first and second years. The Company recorded rent expense of $0.1 million and $20 thousand during the three months ended March 31, 2021 and 2020, respectively.

On August 27, 2020, the Company entered into a lease agreement with 512 2nd Street LLC to lease approximately 3,500 square feet of office space in San Francisco, California (the “Office Space Lease Agreement”). The Office Space Lease Agreement is for a period of two years commencing on September 1, 2020 and ending August 31, 2022. According to the terms of the Office Space Lease Agreement, the Company paid a $0.1 million security deposit and is required to pay monthly rent and common area charges. Monthly rent is $23,330 and $24,030 for the first and second years of the lease term, respectively. The Company recorded rent expense under the Office Space Lease Agreement of $0.1 million during the three months ended March 31, 2021.

On December 15, 2020, the Company entered into a lease agreement with Tennieh LLC to lease approximately 9,800 square feet of office space in San Francisco, California (the “Laboratory Lease Agreement”). The Laboratory Lease Agreement is for a period of five years commencing February 1, 2021 and ending January 31, 2026. According to the terms of the Office Space Lease Agreement, the Company paid a $0.4 million security deposit and is required to pay monthly rent and common area charges. Monthly rent is $61,056 for the first year of the lease terms and increases to $68,676 by the fifth year of the lease term.  The Company recorded $0.1 million rent expense for under the Laboratory Lease Agreement during the three months ended March 31, 2021.

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed. The Company included certain contracts that have significant cancellation penalties and are material, which make the continuation of these arrangements reasonable as of March 31, 2021.

The following table summarizes the Company’s future contractual obligations and commitments as of March 31, 2021 (in thousands):

Year Ending December 31,
2021 (from April, 2021)	$3,025
2022	1,161
2023	973
2024	799
2025	822
Thereafter	69
$6,849

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

For the three months ended March 31, 2021, costs incurred reimbursable by Novartis were not material to the condensed consolidated financial statements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 31, 2021 and December 31, 2020, the Company had not incurred any material costs as a result of such indemnifications.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission, or the SEC, on March 17, 2021, or our Annual Report on Form 10-K.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next-generation targeted therapies for women’s cancers. Our team has spent the past decade characterizing the structure and function of the ER, a key driver of breast cancer in approximately 75% of patients, in order to develop more potent, oral therapies that completely inactivate this signaling pathway. Our wholly owned lead product candidate, OP-1250, is a novel oral therapy with combined activity as both a CERAN and a SERD, which we believe will drive deeper, more durable responses than existing therapies. OP-1250, both as a monotherapy and in combination with inhibitors of CDK4/6 demonstrated robust tumor shrinkage in several xenograft models, including a breast cancer brain metastasis model. In August 2020, we initiated an ongoing Phase 1/2 dose escalation and expansion trial evaluating OP-1250 for the treatment of recurrent, locally advanced or metastatic ER+, HER2- breast cancer, and expect to report initial data from the dose-escalation portion of trial in the second half of 2021. We own worldwide development and commercialization rights to OP-1250. As summarized in the figure below, our plan is to develop OP-1250 in a number of ER+ breast cancer indications, both as a monotherapy and in combination with approved targeted therapies that have shown improved outcomes with other endocrine therapies. We believe OP-1250’s oral formulation and dual mechanism of action directly address the limitations of current endocrine therapies, such as fulvestrant and tamoxifen, and position OP-1250 as a potential endocrine therapy of choice for the treatment of ER+ breast cancers. Our goal is to transform the standard of care for women living with cancers by developing more effective therapies that apply our deep understanding and collective expertise in endocrine-driven cancers, nuclear receptor activities and mechanisms of acquired resistance.

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

As of March 31, 2021, we had cash, cash equivalents, and marketable securities of $327.0 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements through the end of 2023.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $15.3 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidate, and as we transition to operating as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of March 31, 2021, we had an accumulated deficit of $48.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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

The COVID-19 pandemic continues to rapidly evolve. As a result of the COVID-19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical trial and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff, which we may experience again in the future. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with many of our employees working remotely. We continue to actively monitor the rapidly evolving situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. Through March 31, 2021, although we modified our operations and practices due to the COVID-19 pandemic and to comply with federal, state and local requirements, our business, operations and development timelines were not material adversely affected. However, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans in the future, including the resulting impact on our expenditures and capital needs, remains uncertain.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K.

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

Research and development expenses to advance the development of our lead product candidate and nonclinical program were $10.7 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance OP-1250 or any other future product candidates we may develop into and through nonclinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for OP-1250 or any other future product candidates we may develop may be affected by a variety of factors including but not limited to: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our OP-1250 or any other future product candidates we may develop. Clinical and nonclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future nonclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast whether OP-1250 or any other future product candidates we may develop may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Our expenditures on current and future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of nonclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

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

General and administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense, for personnel in executive, finance, accounting, business development, legal, human resources, information technology, and administrative functions. General and administrative expenses also include costs not otherwise included in research and development expenses, including corporate facility costs, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance, and professional fees for legal, patent and consulting services.

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

Total other income (expense), net

Total other income (expense), net consists of interest income, interest expense, and other income and expense.  Interest income primarily consists of interest income on our cash, cash equivalents, and marketable securities. Interest expense primarily consists of interest on our convertible promissory notes, and in the three months ended March 31, 2020, a non-cash interest charge related to a beneficial conversion feature on a convertible note issued in January 2020. Other income and expense consists of miscellaneous income and expenses not related to operating activities.

Results of operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	$ Change
	(in thousands)
Operating expenses:
Research and development	$10,692	$795	$9,897
General and administrative	4,758	248	4,510
Total operating expenses	15,450	1,043	14,407
Loss from operations	(15,450)	(1,043)	(14,407)
Other income (expense), net:
Interest income	111	3	108
Interest expense	—	(653)	653
Total other income (expense), net	111	(650)	761
Net loss	$(15,339)	$(1,693)	$(13,646)

Research and development expenses

Research and development expenses for the three months ended March 31, 2021 were $10.7 million, compared to $0.8 million for the three months ended March 31, 2020. The increase of $9.9 million was primarily due to increased spending in (i) advancing our lead product candidate OP-1250 clinical study and the associated contract manufacturing costs, (ii) other nonclinical research and discovery program costs, and (iii) personnel-related costs due to increased headcount, and an increase in the non-cash stock-based compensation of $1.7 million recognized during the three months ended March 31, 2021.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2021 were $4.8 million compared to $0.2 million for the three months ended March 31, 2020. The increase of $4.6 million was primarily due to increased (i) personnel-related costs due to increased headcount, including expanded executive team (ii) expenses associated with external consultants for accounting and regulatory compliance as a result of operating as a public company, and (iii) the non-cash stock-based compensation of $1.5 million recognized during the three months ended March 31, 2021.

Other income (expense), net

Other income (expense), net for the three months ended March 31, 2021 was $0.1 million, which primarily consisted of interest income from our marketable securities.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $15.3 million and $1.7 million for the  three months ended March 31, 2021 and 2020, respectively. Through March 31, 2021, we had received aggregate gross proceeds of $391.3 million from sales of our common stock from the initial public offering in November 2020, convertible preferred stock and issuance of convertible promissory notes since inception. As of March 31, 2021, we had $327.0 million in cash, cash equivalents and marketable securities.

As of March 31, 2021, we had accumulated deficit of $48.4 million. We had no debt outstanding as of March 31, 2021.

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

We expect our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023 at which point we would need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(11,084)	$(2,136)
Net cash used in investing activities	(279,584)	(9)
Net cash provided by financing activities	—	29,986
Net increase (decrease) in cash and cash equivalents	$(290,668)	$27,841

Operating activities

Net cash used in operating activities in the three months ended March 31, 2021 consisted primarily of our net loss of $15.3 million, partially offset by non-cash charges of $3.3 million and a net change of $1.0 million in net operating assets and liabilities. The net loss consisted primarily of $10.7 million in research and development expenses and $4.8 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation of $3.2 million and depreciation and amortization expenses of $0.1 million, primarily related to premium amortization on our marketable securities. The change in operating assets and liabilities was primarily due to an increase of $1.0 million in other current liabilities, primarily related to the increased spending in contract manufacturing expenses as a result of our continued advancement of our lead product program. The increase is partially offset by a decrease of $0.3 million in accounts payable, primarily as a result of timing of invoice payment, and a decrease in prepaid expenses and other current assets of $0.3 million.

Net cash used in operating activities in the three months ended March 31, 2020 consisted primarily of our net loss of $1.7 million, and a net change of $1.1 million in net operating assets and liabilities, partially offset by non-cash interest expense of $0.6 million related to a beneficial conversion feature on a convertible note issued in January 2020. The net loss primarily consisted of $0.8 million in research and development expenses and $0.2 million in general and administrative expenses. The net change in operating assets and liabilities was primarily due to a decrease of $0.7 million in accounts payable and an increase of $0.4 million in prepaid expenses and other current assets. The decrease in accounts payable was due to the timing of the posting of the invoices and payments and the increase in prepaid and other current assets related to upfront payments to certain contract research and manufacture vendors in the three months ended March 31, 2020.

Investing Activities

Net cash used in investing activities in the three-month ended March 31, 2021 was predominately due to purchases of marketable securities which was financed through the use of proceeds from the IPO and convertible preferred stock sale.

Net cash used in investing activities in the three months ended March 31, 2020 was for purchases of equipment.

Financing activities

There were no financing activities during the three months ended March 31, 2021.

Net cash provided by financing activities in the three months ended March 31, 2020 consisted primarily of $27.0 million and $3.0 million in net proceeds from sale and issuance of our Series B convertible preferred stock, and the issuance of our convertible promissory notes, respectively.

Contractual obligations and commitments

Refer to Note 11 of our notes to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three months ended March 31, 2021 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 17, 2021 with the SEC.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical accounting policies and significant judgements and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and the disclosure of our contingent liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2021, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact to the design and operating effectiveness of our internal controls.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the following risks, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

RISK FACTOR SUMMARY

Investing in our common stock involves numerous risks, including the risks described in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

Risks related to our financial position and the need for additional capital

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

As of March 31, 2021, we had $327.0 million in cash, cash equivalents, and marketable securities. Based on our current operating plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditures requirements through the end of 2023. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, including a default in one or several of the financial institutions in which we hold, or a negative return on, our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, the COVID-19 pandemic and the macro-economic environment generally. Advancing the development of OP-1250 and any future product candidates we may develop will require a significant amount of capital, and our existing cash and cash equivalents will not be sufficient to fund all of the activities that are necessary to complete the development of OP-1250.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private financings. We have incurred net losses of $15.3 million for the three months ended March 31, 2021. We had an accumulated deficit of $48.4 million as of March 31, 2021. Our losses have resulted principally from expenses incurred in research and development of OP-1250 and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our only product candidate, OP-1250, is in early-stage clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing OP-1250 in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for OP-1250 in other indications.

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

In addition, our condensed consolidated financial statements for the three months ended  March 31, 2021 and 2020 included elsewhere in this report have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for OP-1250. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long-term.

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

Government agencies promulgate regulations and guidelines directly applicable to us and to OP-1250 or any future product candidates we may develop. In addition, professional societies, such as practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the healthcare and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of OP-1250 or any future product candidates we may develop or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of OP-1250 or any future product candidates we may develop.

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

The withdrawal of the United Kingdom from the European Union may adversely impact our ability to obtain regulatory approvals of our product candidates in the United Kingdom, result in restrictions in the importation of our product candidates between the United Kingdom and the European Union, and may require us to incur additional expenses to commercialize our product candidates in the United Kingdom and the European Union.

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

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union, should any development or manufacturing of our product candidates take place in the United Kingdom.

Great Britain (made up of England, Scotland, and Wales) is no longer covered by the EEA’s procedures for the grant of marketing authorizations (Northern Ireland will be covered by such procedures). A separate marketing authorization will be required to market drugs in Great Britain. It is currently unclear whether the Medicines and

Healthcare products Regulatory Agency, or MHRA, in the United Kingdom is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, would delay or prevent us from commercializing our product candidates in the United Kingdom and restrict our ability to generate revenue and achieve and sustain profitability.

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

Orphan designation in Great Britain following Brexit is, unlike in the European Union, not available pre-marketing authorization.  Applications for orphan designation are made at the same time as an application for a marketing authorization. The criteria to be granted an orphan drug designation or essentially identical to those in the European Union but based on the prevalence of the condition in Great Britain. It is therefore possible that conditions that were or would have been designated as orphan conditions in Great Britain prior to the end of the Transition Period are or would no longer be and that conditions that were not currently designated as orphan conditions in the European Union will be designated as such in Great Britain.

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

If OP-1250 or any future product candidate we may develop is approved for marketing, and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as OP-1250 or any future product candidates we may develop, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for OP-1250 or any future product candidates we may develop, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label based on the physician’s independent medical judgment. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of OP-1250 or any future product candidates we may develop, if approved, we could become subject to significant liability, which would significantly harm our business, financial condition, results of operations and prospects.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Additionally, on February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030, except for a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our drugs, if approved, and accordingly, our business.

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

For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA also released a final rule on September 24, 2020, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
●	the federal false claims and civil monetary penalties laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities including certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives. The information reported is publicly available on a searchable website, with disclosure required annually; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers.

Some state laws require biotechnology companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Some state laws require biotechnology companies to report information on the pricing of certain drug products. Some state and local laws require the registration of pharmaceutical sales representatives.

State and international laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation, or the GDPR, which extends the enforcement of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area, or EEA, or the United Kingdom, security breach notifications and the security and confidentiality of personal data. In addition to introducing new data protection requirements in the EEA, the GDPR also established potential fines for noncompliant companies. Failure to comply with the GDPR may result in substantial fines up to the greater of €20 million or 4% of annual global revenue and other administrative penalties. Such fines are in addition to any civil litigation claims by data subjects. EEA data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices is often updated or otherwise revised. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with the GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union.

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

As of May 7, 2021, we had 37 employees, 36f of whom were full-time, including 16 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of OP-1250 and any other future product candidates we may develop or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for OP-1250 and any future product candidates that we may develop and technologies related to their various uses. We generally seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad related to OP-1250, our proprietary technologies, and their manufacture and uses that are important to our business, as well as inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We may also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending applications from third parties. If we or our potential licensors are unable to obtain or maintain patent protection with respect to OP-1250, proprietary technologies and their uses, our business, financial condition, results of operations and prospects could be significantly harmed.

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

Moreover, in the future, some of our owned patents and patent applications, or any future licensed patents or patent applications, may be co-owned with third parties. If we are unable to obtain exclusive licenses to any such co-owners’ interest in such patents or patent applications, then such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners in order to enforce such patents against third parties, and such cooperation may not be provided to us.

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

Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import OP-1250 or any future product candidates we may develop and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, and proceedings, such as oppositions, reexaminations, IPR proceedings and PGR proceedings, before the USPTO and/or corresponding foreign patent offices. In addition, many companies in intellectual property-dependent industries, including the biopharmaceutical industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. Numerous third-party U.S. and foreign issued patents and pending patent applications may exist in the fields in which we are developing OP-1250 or any future product candidates we may develop. There may be third-party patents or patent applications with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of OP-1250 or any future product candidates we may develop. For example, we are aware of certain third-party patent applications and patents in the United States and abroad that include disclosure of chemical structures sharing certain similarities with OP-1250. It is possible that one or more of such third parties could pursue patent claims or assert patent claims that allegedly encompass OP-1250.

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

If we fail to comply with our obligations under any such license agreements, including obligations to make various milestone payments and royalty payments and other obligations, the licensor may have the right to terminate the license. If these agreements are terminated, we could lose intellectual property rights that are important to our business, be liable for any damages to such licensors or be prevented from developing and commercializing our product candidates, and competitors could have the freedom to seek regulatory approval 7of, and to market, products identical to ours. Termination of these agreements or reduction or elimination of our rights under these agreements may also result in our being required to negotiate new or reinstated agreements with less favorable terms, cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, or impede, delay or prohibit the further development or commercialization of one or more product candidates that rely on such agreements. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis.

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

Furthermore, if the third-party providers of therapies or therapies in development used in combination with OP-1250 are unable to produce sufficient quantities for clinical trials or for commercialization of OP-1250, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations and prospects. For example, for our planned Phase 1b clinical trial of OP-1250 in combination with KISQALI® (ribociclib) or PIQRAY® (alpelisib), or the Novartis Study Drugs, in patients with metastatic ER+ breast cancer, we entered into a Clinical Collaboration and Supply Agreement with Novartis Institutes for BioMedical Research, Inc., or Novartis, or the Novartis Agreement. Under the terms of the Novartis Agreement, Novartis is providing KISQALI® (ribociclib) and PIQRAY® (alpelisib) for the clinical trial. If Novartis is unable to timely manufacture or provide KISQALI® (ribociclib) or PIQRAY® (alpelisib), or if the Novartis Agreement terminates and we are unable to obtain KISQALI® (ribociclib) or PIQRAY® (alpelisib) on the current terms, our planned Phase 1b clinical trial may be delayed and the cost to us to conduct this trial may significantly increase, which would significantly harm our business, financial condition, results of operations and prospects. For a description of the Novartis Agreement, see the section titled “Business - Clinical Trial Collaboration and Supply Agreement with Novartis” in our Annual Report on Form 10-K.

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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

As of March 31, 2021, we had 39,342,129 shares of common stock outstanding. The resale of approximately 27.5 million shares is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with our initial public offering. However, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning on

May 18, 2021. Additionally, the representatives of the underwriters in our initial public offering may release some or all of the shares of common stock subject to lock-up agreements at any time in their sole discretion and without notice, which would allow for earlier sales of shares in the public market. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, market stand-off agreements and/or lock-up agreements, as well as Rules 144 and 701 under the Securities Act.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	reduced disclosure obligations regarding executive compensation in our annual and periodic reports and proxy statements; and

●	exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from our Initial Public Offering of Common Stock

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

The sale and issuance of 12,650,000 shares in the IPO closed on November 23, 2020, J.P. Morgan Securities LLC, Jefferies LLC and Cowen and Company, LLC acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 19, 2020.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39712	3.1	11/23/2020
3.2	Amended and Restated Bylaws	8-K	001-39712	3.2	11/23/2020
10.1*	Consulting Agreement by and between the Company and Frank McCormick Ph.D., F.R.S., D.Sc. (Hon), dated April 5, 2021.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Olema Pharmaceuticals, Inc.

Date: May 11, 2021	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer
Olema Pharmaceuticals, Inc.

Date: May 11, 2021	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Operating and Financial Officer