Form 10-Q
period 2021-06-30
Olema Pharmaceuticals, Inc.
filed 2021-08-10
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 39,557,839 shares of common stock, $0.0001 par value per share, outstanding.

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$50,422	$338,549
Marketable securities	267,722	—
Prepaid expenses and other current assets	2,710	3,588
Total current assets	320,854	342,137
Property and equipment, net	866	75
Other assets	510	510
Total assets	$322,230	$342,722

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$385	$719
Other current liabilities	7,761	3,866
Total current liabilities	8,146	4,585
Total liabilities	8,146	4,585
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 40,256,637 and 40,169,738 shares issued as of June 30, 2021 and December 31, 2020, respectively; 39,552,588 and 39,308,238 shares outstanding as of June 30, 2021 and December 31, 2020, respectively.	3	3
Additional paid-in capital	378,934	371,228
Accumulated other comprehensive loss	(14)	—
Accumulated deficit	(64,839)	(33,094)
Total stockholders’ equity	314,084	338,137
Total liabilities and stockholders’ equity	$322,230	$342,722

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$11,910	$1,947	$22,602	$2,742
General and administrative	4,612	539	9,370	787
Total operating expenses	16,522	2,486	31,972	3,529
Loss from operations	(16,522)	(2,486)	(31,972)	(3,529)
Other income (expense):
Interest income	117	33	228	36
Interest expense	—	—	—	(653)
Other income (expense)	(1)	—	(1)	—
Total other income (expense), net	116	33	227	(617)
Net loss	$(16,406)	$(2,453)	$(31,745)	$(4,146)
Net loss per share, basic and diluted	$(0.42)	$(0.95)	$(0.81)	$(1.60)
Weighted average shares used to compute net loss per share, basic and diluted	39,415,330	2,593,316	39,370,809	2,593,316

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(16,406)	$(2,453)	$(31,745)	$(4,146)
Other comprehensive loss:
Net unrealized loss on marketable securities	(1)	—	(14)	—
Total comprehensive loss	$(16,407)	$(2,453)	$(31,759)	$(4,146)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(In thousands)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2021	—	$—	39,342,129	$3	$374,467	$(13)	$(48,433)	$326,024
Vesting of early exercised stock options	—	—	6,989	—	30	—	—	30
Vesting of restricted stock awards	—	—	116,571	—	—	—	—	—
Exercise of stock options	—	—	63,014	—	130	—	—	130
Issuance of shares under the employee stock purchase plan	—	—	23,885	—	386	—	—	386
Stock-based compensation expense	—	—	—	—	3,871	—	—	3,871
Employee stock purchase plan expense	—	—	—	—	50	—	—	50
Net unrealized loss on marketable securities	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(16,406)	(16,406)
Balances at June 30, 2021	—	$—	39,552,588	$3	$378,934	$(14)	$(64,839)	$314,084

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	—	$—	39,308,238	$3	$371,228	$—	$(33,094)	$338,137
Vesting of early exercised stock options	—	—	13,979	—	61	—	—	61
Vesting of restricted stock awards	—	—	143,472	—	—	—	—	—
Exercise of stock options	—	—	63,014	—	130	—	—	130
Issuance of shares under the employee stock purchase plan	—	—	23,885	—	386	—	—	386
Stock-based compensation expense	—	—	—	—	7,015	—	—	7,015
Employee stock purchase plan expense	—	—	—	—	114	—	—	114
Net unrealized loss on marketable securities	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(31,745)	(31,745)
Balances at June 30, 2021	—	$—	39,552,588	$3	$378,934	$(14)	$(64,839)	$314,084

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2020	10,995,312	$39,235	2,593,316	$—	$802	$—	$(12,455)	$(11,653)
Issuance of Series B convertible stock, net of issuance costs of $130	5,072,450	23,769	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	154	—	—	154
Net loss	—	—	—	—	—	—	(2,453)	(2,453)
Balances at June 30, 2020	16,067,762	$63,004	2,593,316	$—	$956	$—	$(14,908)	$(13,952)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2019	4,628,215	$9,348	2,593,316	$—	$168	$—	$(10,762)	$(10,594)
Beneficial conversion option recognized upon issuance of 2020 convertible notes	—	—	—	—	1,054	—	—	1,054
Beneficial conversion option recognized upon repurchase of 2020 convertible notes on settlement date	—	—	—	—	(2,568)	—	—	(2,568)
Extinguishment of 2020 convertible notes	—	—	—	—	2,148	—	—	2,148
Issuance of Series B convertible stock, net of issuance costs of $243	10,801,277	50,649	—	—	—	—	—	—
Issuance of Series B convertible preferred stock in connection with the conversion of convertible notes	638,270	3,007	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	154	—	—	154
Net loss	—	—	—	—	—	—	(4,146)	(4,146)
Balances at June 30, 2020	16,067,762	$63,004	2,593,316	$—	$956	$—	$(14,908)	$(13,952)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(31,745)	$(4,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	40	5
Non-cash interest expense	—	641
Premium amortization and discount accretion on marketable securities, net	138	—
Stock-based compensation expense, including employee stock purchase plan expense	7,129	154
Changes in operating assets and liabilities:
Prepaid expenses, other current assets	878	(185)
Accounts payable	(322)	89
Other current liabilities	3,893	125
Net cash used in operating activities	(19,989)	(3,317)
Cash flows from investing activities:
Purchase of equipment	(780)	(15)
Maturities of marketable securities	67,000	—
Purchases of marketable securities	(334,874)	—
Net cash used in investing activities	(268,654)	(15)
Cash flows from financing activities:
Proceeds from exercise of stock options	130	—
Proceeds from issuance of common stock under employee stock purchase plan	386	—
Proceeds from the issuance of convertible notes	—	3,000
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	50,740
Net cash provided by financing activities	516	53,740
Net (decrease) increase in cash and cash equivalents	(288,127)	50,408
Cash and cash equivalents at beginning of period	338,549	68
Cash and cash equivalents at end of period	$50,422	$50,476
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$63	$—
Conversion of convertible notes into Series B convertible preferred stock	$—	$3,007
Offering costs included in other current liabilities - Series B	$—	$91
Vesting of early exercised stock options	$61	$—

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Olema Pharmaceuticals Inc. (“Olema” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next-generation targeted therapies for women’s cancers. The Company is initially focused on developing therapies for the treatment of breast cancer. The Company’s wholly owned, lead product candidate, OP-1250, is a novel oral therapy with combined activity as both a complete estrogen receptor (“ER”) antagonist (“CERAN”) and a selective ER degrader (“SERD”). The Company is currently evaluating OP-1250 in a Phase 1/2 dose escalation and expansion trial for the treatment of recurrent, locally advanced or metastatic estrogen receptor-positive (“ER+”), human epidermal growth factor receptor 2-negative (“HER2-”) breast cancer.

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

Liquidity

The Company had $318.1 million of cash, cash equivalents and marketable securities at June 30 2021, which management believes is sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of these condensed consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United Stated (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements include the accounts of Olema Pharmaceuticals, Inc. and its wholly-owned subsidiary, Olema Oncology Australia Pty Ltd incorporated on January 6, 2021. All intercompany balances and transactions have been eliminated upon consolidation.

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of June 30, 2021, the statements of operations and comprehensive loss, and stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020, and the statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three- and six-month periods are also unaudited. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the SEC on March 17, 2021.

Use of Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period. Significant areas that require management’s estimates include accruals of research and development expenses, including accrual of research contract costs, share-based compensation assumptions, and fair value of common stock and convertible preferred stock prior to the IPO. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. Cash deposits are all in reputable financial institutions in the United States and as of June 30, 2021 and December 31, 2020, cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U.S. dollars and investments in interest bearing money market funds.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss per common share by the weighted average number of common shares outstanding for the period without consideration of common stock equivalents. Diluted net loss per common share is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities, and by dividing the diluted net loss by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, unvested restricted stock awards, contingently issuable common stock related to the 2020 Employee Stock Purchase Plan (the “ESPP”), and convertible preferred stock are considered potential dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such securities. In periods in which the Company reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three- and six-month periods ended June 30, 2021 and 2020.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB under its ASC or other standard setting bodies.

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). Under the JOBS Act, companies have extended transition periods available for complying with new or revised accounting standards. The Company has elected to use this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. The Company expects to lose its status as an emerging growth company on December 31, 2021, when it expects to qualify as a large accelerated filer based on its market capitalization as of June 30, 2021, according to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a result, the Company intends to adopt all accounting pronouncements currently deferred under the extended transition period available for emerging growth companies according to public company standards at December 31, 2021. The adoption dates for the new accounting pronouncements disclosed below have been presented as such. Where allowable, the Company has early adopted certain standards as described below.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software (ASC 350-40), to determine which implementation costs to capitalize as assets or expense as incurred. The internal-use software guidance in ASC 350-40 requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. A customer’s accounting for the hosting component of the arrangement is not affected by this guidance. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019 for public entities. For all other entities, the guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. Early adoption permitted. The Company early adopted this guidance effective on January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, or ASU No. 2018-11. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For non-public entities, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption is permitted. The Company expects to adopt this new guidance under ASU 2016-02 as of January 1, 2021 at December 31, 2021 on the Company’s 2021 Form 10-K filing and is in the process of completing its review of its existing lease agreements under Topic 842. The Company anticipates recording a right-of-use asset and lease liability to account for its facility leases and will record a cumulative-effect adjustment in the period of adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for public companies who are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those years. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which extends the effective date of the standard for smaller reporting companies to interim and annual periods beginning after December 15, 2022. ASU 2019-11 also expands the scope of the practical expedient that allows entities to exclude the accrued interest component of amortized cost from various disclosures required by ASC 326 to also include certain disclosures required by ASC 320. Entities that elect to apply the practical expedient must disclose the total amount of accrued interest that they exclude from their disclosures of amortized cost. The amendments have the same effective dates as ASU 2016-13 for entities that have not yet adopted that standard. These standards require using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. A prospective transition approach is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. The Company expects to adopt the new guidance under ASU 2016-13 as of January 1, 2021 at December 31, 2021 on the Company’s 2021 Form 10-K filing. Though the Company is currently evaluating the effect of these standards it does not expect the impact of the adoption of these standards on the Company’s financial position or results of operations to be material.

3.	Fair Value Measurement

The Company assesses the fair value of financial instruments based on the provisions of ASC 820, Fair Value Measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$13,176	$—	$—	$13,176
Money market funds	8,249	—	—	8,249
Corporate bonds	—	6,271	—	6,271
Commercial paper	—	188,427	—	188,427
U.S. government treasury bills	16,992	—	—	16,992
Government-sponsored enterprise securities	-	85,029	—	85,029
Total	$38,417	$279,727	$—	$318,144

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$50,422	$—	$—	$50,422
Short-term marketable securities (<12 months to maturity)	213,800	26	(3)	213,823
Long-term marketable securities (>12 months to maturity)	53,936	—	(37)	53,899
Total	$318,158	$26	$(40)	$318,144

The Company considers its marketable securities with maturities beyond one year as current assets, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale.

As of December 31, 2020, all of the Company’s cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U. S. dollars.

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Lab equipment	$909	$90
Computer equipment	59	47
Property and equipment, gross	968	137
Less: Accumulated depreciation	(102)	(62)
Property and equipment, net	$866	$75

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid clinical trial costs	$975	$1,148
Prepaid insurance	785	1,663
Prepaid subscriptions and licenses	318	—
Prepaid research contracts	279	432
Prepaid professional services	124	—
Prepaid rent	45	196
Other	184	149
Total	$2,710	$3,588

6.	Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
(in thousands)	2021	2020
Accrued R&D related costs	$4,026	$609
Accrued employee bonuses	1,330	1,222
Accrued payroll related costs	919	444
Accrued professional fees	696	577
Early exercise of unvested stock options	516	578
Accrued taxes	67	198
Other	207	238
Total	$7,761	$3,866

7.	Convertible Notes

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

As of June 30, 2020, there were 16,067,762 shares of convertible preferred stock outstanding. Upon the closing of the Company’s IPO, each then outstanding share of convertible preferred stock was converted into one share of common stock.

As of June 30, 2021 and December 31, 2020, there was no convertible preferred stock outstanding.

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

The exercise price for each option and stock appreciation right is established in the discretion of the Board, provided that the exercise price of a stock option will not be less than 100% of the fair market value of the Company’s common stock on the date of grant. Specific vesting for stock options and stock appreciation rights is service related and determined in each award agreement, where stock options and stock appreciation rights are fully vested at the grant date or follow a graded vesting schedule. Stock options and stock appreciation rights granted under the Plan generally expire ten years after the date of grant.

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan were as follows, presented as a weighted average:

	June 30,	June 30,
	2021	2020
Risk-free interest rate	0.62%	*
Expected term (in years)	5.98	*
Expected volatility	77.08%	*
Expected dividend yield	—	*

*	There were no stock options granted during the period.

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan and the 2020 Plan:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	4,776,908	$10.83	9.67	$177,962
Granted	882,233	37.12	9.69	—
Exercised(1)	(76,993)	2.49	—	—
Forfeited	(6,693)	39.03	—	—
Outstanding as of June 30, 2021(2)	5,575,455	$15.07	9.26	$80,761

Options vested and exercisable as of June 30, 2021	661,821	$7.24	8.55	$13,760
Options expected to vest as of June 30, 2021	4,913,634	$16.12	9.36	$67,001

(1)	Exercised amount includes vesting of early exercised options.
(2)	Balance as of June 30, 2021 includes 112,227 unvested early exercised stock options.

Early Exercise of Stock Options

In September 2020, one employee and one non-employee paid $0.6 million to early exercise 135,525 options with exercise prices ranging from $4.406 per share to $4.824 per share. As of June 30, 2021, 23,298 of such shares had vested with the remaining shares vesting over their respective terms. The terms of the 2014 Plan permit certain option holders to exercise options before their options are vested, subject to certain limitations. The early exercised options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. Such shares are not deemed to be outstanding for accounting purposes until they vest and are therefore excluded from shares outstanding and from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. A liability is recognized related to the cash proceeds of the unvested options and is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $0.5 million in other current liabilities as of June 30, 2021.

Restricted Stock Awards

In June 2020, the Company granted to certain employees 789,095 shares of restricted common stock (the “RSAs”) under the 2014 Plan as consideration for services with a deemed value of $2.40 per share, or $1.9 million. The following table summarizes the restricted stock activity under the Plan during the six months ended June 30, 2021:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock as of December 31, 2020	735,294	$2.40
Granted	—	—
Vested	(143,472)	2.40
Forfeited	—	—
Unvested restricted stock as of June 30, 2021	591,822	$2.40

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, including the RSAs, the 2020 Plan and the 2020 ESPP was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,288	$103	$4,022	$103
General and administrative	1,633	51	3,107	51
Total	$3,921	$154	$7,129	$154

2020 Employee Stock Purchase Plan

In 2020, the Company’s board of directors and stockholders approved and adopted the 2020 ESPP. The ESPP became effective immediately prior to the date of the underwriting agreement related to the IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of the common stock purchased under the ESPP is equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Each offering period is not to exceed 27 months and includes one or more purchase periods (each a “Purchase Period”) as approved by the Company’s board of directors in the offering. The current offering period consists of two (2) six-month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” The first Purchase Period commenced on November 18, 2020 with a purchase date of May 15, 2021. The second Purchase Period commenced on May 16, 2021 with a purchase date of November 15, 2021. A total of 430,416 shares of common stock were initially reserved for issuance pursuant to the ESPP.

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.1 million for the three and six months ended June 30, 2021.

10.	Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(16,406)	$(2,453)	$(31,745)	$(4,146)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	39,415,330	2,593,316	39,370,809	2,593,316
Net loss per share, basic and diluted	$(0.42)	$(0.95)	$(0.81)	$(1.60)

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	June 30
	2021	2020
Unvested restricted common stock	591,822	—
Options to purchase common stock	5,575,455	322,811
Employee stock purchase plan contingently issuable	5,919	—
Convertible preferred stock (as converted to common shares)	—	16,067,762
	6,173,196	16,390,573

Included in the potentially dilutive options to purchase common stock noted above are 211,621 shares issued upon exercise of options under non-recourse notes receivable during 2015 (see Note 9, “Stock-Based Compensation”). The Company determined the purchase of the stock to be non-substantive, and as such, the shares subject to the promissory notes will not be deemed outstanding until such time as the promissory notes have been repaid. Accordingly, the Company has excluded these shares from the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2020. As of December 31, 2020, all outstanding principal and accrued interest relating to the Non-Recourse Notes were settled in full by the two noteholders, and as a result, the Company issued 211,621 shares of common stock to the noteholders and included these shares in the basic and diluted net loss per share for three and six months ended June 30, 2021. Also included in the potentially dilutive options to purchase common stock are 112,227 unvested stock options that were early exercised by an employee and a non-employee in September 2020 (see Note 9, “Stock-Based Compensation”). The Company determined the early exercises to be non-substantive as the shares were subject to repurchase rights. Accordingly, the Company has excluded these shares from the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2021.

11.	Commitments and Contingencies

On June 1, 2013, the Company entered into a management services agreement with MandalMed, Inc. (“MandalMed”) (the “MandalMed Services Agreement”) to lease approximately 5,762 square feet of space for the use laboratory benches, lab equipment, office space, and administrative and facilities services at a monthly fee of $6,500. The Company subsequently entered into several amendments to extend the lease term to November 2020. On November 3, 2020, the Company entered into the sixth amendment to the Mandalmed Services Agreement to extend the term to December 31, 2021 with a monthly fee of $5,600. As part of the sixth amendment, the Company leased additional space of approximately 2,130 square feet (the “Additional Space”) for a three-year period commencing on December 1, 2020 and ending on November 30, 2023. Rent for the Additional Space is $9,000 for the first year and $18,000 for the second and third years. The Company recorded rent expense of $0.1 million during the three and six months ended June 30, 2021. The rent expense under the MandalMed Services Agreement during the three and six months ended June 30, 2020 was immaterial.

On August 27, 2020, the Company entered into a lease agreement with 512 2nd Street LLC to lease approximately 3,500 square feet of office space in San Francisco, California (the “Office Space Lease Agreement”). The Office Space Lease Agreement is for a period of two years commencing on September 1, 2020 and ending August 31, 2022. According to the terms of the Office Space Lease Agreement, the Company paid a $0.1 million security deposit and is required to pay monthly rent and common area charges. Monthly rent is $23,330 and $24,030 for the first and second years of the lease term, respectively. The Company recorded rent expense under the Office Space Lease Agreement of $0.1 million during the three and six months ended June 30, 2021.

On December 15, 2020, the Company entered into a lease agreement with Tennieh LLC to lease approximately 9,800 square feet of office space in San Francisco, California (the “Laboratory Lease Agreement”). The Laboratory Lease Agreement is for a period of five years commencing February 1, 2021 and ending January 31, 2026. According to the terms of the Office Space Lease Agreement, the Company paid a $0.4 million security deposit and is required to pay monthly rent and common area charges. Monthly rent is $61,056 for the first year of the lease terms and increases to $68,676 by the fifth year of the lease term.  The Company recorded $0.2 million and $0.3 million rent expense for under the Laboratory Lease Agreement during the three and six months ended June 30, 2021.

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties.  As of June 30, 2021, the Company did not have material contractual commitments with respect to these arrangements.

The following table summarizes the Company’s future contractual obligations and commitments related to the facility lease agreements discussed above as of June 30, 2021 (in thousands):

Year Ending December 31,
2021 (from July, 2021)	$561
2022	1,161
2023	973
2024	799
2025	822
Thereafter	69
$4,385

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

For the six months ended June 30, 2021, costs incurred reimbursable by Novartis were not material to the condensed consolidated financial statements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 30, 2021 and December 31, 2020, the Company had not incurred any material costs as a result of such indemnifications.

Costs incurred in connection to the Pfizer Agreement are included in the Research and Development expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2021.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next-generation targeted therapies for women’s cancers. Our team has spent the past decade characterizing the structure and function of the ER, a key driver of breast cancer in approximately 75% of patients, in order to develop more potent, oral therapies that completely inactivate this signaling pathway. Our wholly owned lead product candidate, OP-1250, is a novel oral therapy with combined activity as both a CERAN and a SERD, which we believe will drive deeper, more durable responses than existing therapies. OP-1250, both as a monotherapy and in combination with inhibitors of CDK4/6 demonstrated robust tumor shrinkage in several xenograft models, including a breast cancer brain metastasis model. In August 2020, we initiated an ongoing Phase 1/2 dose escalation and expansion trial evaluating OP-1250 for the treatment of recurrent, locally advanced or metastatic ER+, HER2- breast cancer, and expect to report initial data from the dose-escalation portion of trial in the fourth quarter of 2021. We own worldwide development and commercialization rights to OP-1250. As summarized in the figure below, our plan is to develop OP-1250 in a number of ER+ breast cancer indications, both as a monotherapy and in combination with approved targeted therapies that have shown improved outcomes with other endocrine therapies. We believe OP-1250’s oral formulation and dual mechanism of action directly address the limitations of current endocrine therapies, such as fulvestrant and tamoxifen, and position OP-1250 as a potential endocrine therapy of choice for the treatment of ER+ breast cancers. Our goal is to transform the standard of care for women living with cancers by developing more effective therapies that apply our deep understanding and collective expertise in endocrine-driven cancers, nuclear receptor activities and mechanisms of acquired resistance.

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

As of June 30, 2021, we had cash, cash equivalents, and marketable securities of $318.1 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements through the end of 2023.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $16.4 million and $2.5 million for the three months ended June 30, 2021 and 2020, respectively, and $31.7 million and $4.1 million for the six months ended June 30, 2021 and 2020, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidate, and as we transition to operating as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of June 30, 2021, we had an accumulated deficit of $64.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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

The COVID-19 pandemic continues to rapidly evolve. As a result of the COVID-19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical trial and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff, which we may experience again in the future. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with many of our employees working remotely. We continue to actively monitor the rapidly evolving situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. Through June 30, 2021, although we modified our operations and practices due to the COVID-19 pandemic and to comply with federal, state and local requirements, our business, operations and development timelines were not material adversely affected. However, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans in the future, including the resulting impact on our expenditures and capital needs, remains uncertain.

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

Research and development expenses to advance the development of our lead product candidate and nonclinical program were $11.9 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively, and $22.6 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively.

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

We expect that our general and administrative expenses will increase substantially in the foreseeable future as we increase our headcount to support the continued research and development of our programs and the growth of our business. We also anticipate incurring additional expenses associated with operating as a public company, including increased expenses related to ongoing financial statement audit and interim-period quarterly reviews, internal control over financial reporting compliance and audit, legal, other regulatory and compliance, director and officer insurance, investor and public relations, IT infrastructure, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, additional insurance expenses, and other administrative and professional services.

Total other income (expense), net

Total other income (expense), net consists of interest income, interest expense, and other income and expense.  Interest income primarily consists of interest income on our cash, cash equivalents, and marketable securities. Interest expense during the six months ended primarily consisted of interest on our convertible promissory notes, and a non-cash interest charge related to a beneficial conversion feature on a convertible note that was issued in January 2020. Other income and expense consists of miscellaneous income and expenses not related to operating activities.

Results of operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	$ Change
	(in thousands)
Operating expenses:
Research and development	$11,910	$1,947	$9,963
General and administrative	4,612	539	4,073
Total operating expenses	16,522	2,486	14,036
Loss from operations	(16,522)	(2,486)	(14,036)
Other income (expense), net:
Interest income	117	33	84
Interest expense	—	—	—
Other income (expense)	(1)	—	(1)
Total other income (expense), net	116	33	83
Net loss	$(16,406)	$(2,453)	$(13,953)

Research and development expenses

Research and development expenses for the three months ended June 30, 2021 were $11.9 million, compared to $1.9 million for the three months ended June 30, 2020. The increase of $10.0 million was primarily due to increased spending in (i) advancing our lead product candidate OP-1250 clinical study and the associated contract manufacturing costs, (ii) other nonclinical research and discovery program costs, and (iii) personnel-related costs due to increased headcount, and an increase in the non-cash stock-based compensation of $2.2 million recognized during the three months ended June 30, 2021.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2021 were $4.6 million compared to $0.5 million for the three months ended June 30, 2020. The increase of $4.1 million was primarily due to increased (i) personnel-related costs due to increased headcount, including expanded executive team (ii) expenses associated with external consultants for accounting and regulatory compliance as a result of operating as a public company, and (iii) the non-cash stock-based compensation of $1.6 million recognized during the three months ended June 30, 2021.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2021 was $0.1 million, which primarily consisted of interest income from our marketable securities.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	$ Change
	(in thousands)
Operating expenses:
Research and development	$22,602	$2,742	$19,860
General and administrative	9,370	787	8,583
Total operating expenses	31,972	3,529	28,443
Loss from operations	(31,972)	(3,529)	(28,443)
Other income (expense), net:
Interest income	228	36	192
Interest expense	—	(653)	653
Other income (expense)	(1)	—	(1)
Total other income (expense), net	227	(617)	844
Net loss	$(31,745)	$(4,146)	$(27,599)

Research and development expenses

Research and development expenses for the six months ended June 30, 2021 were $22.6 million, compared to $2.7 million for the six months ended June 30, 2020. The increase of $19.9 million was primarily due to increased spending in (i) advancing our lead product candidate OP-1250 clinical study and the associated contract manufacturing costs, (ii) other nonclinical research and discovery program costs, and (iii) personnel-related costs due to increased headcount and an increase in the non-cash stock-based compensation of $3.9 million recognized during the six months ended June 30, 2021.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2021 were $9.4 million compared to $0.8 million for the six months ended June 30, 2020. The increase of $8.6 million was primarily due to increased (i) personnel-related costs due to increased headcount, including expanded executive team (ii) expenses associated with external consultants for accounting and regulatory compliance as a result of operating as a public company, and (iii) the non-cash stock-based compensation of $3.1 million recognized during the six months ended June 30, 2021.

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2021 was $0.2 million, which primarily consisted of interest income from our marketable securities, compared to $0.6 million expense for the six months ended June 30, 2020. The increase of $0.8 million was primarily due to the non-cash interest charge related to a beneficial conversion feature on a convertible note that was issued in January 2020.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $31.7 million and $4.1 million for the six months ended June 30, 2021 and 2020, respectively. Through June 30, 2021, we had received aggregate gross proceeds of $391.8 million from sales of our common stock from the initial public offering in November 2020, issuances of convertible preferred stock and convertible promissory notes since our inception, stock option exercises, and the sale of stock through the ESPP. As of June 30, 2021, we had $318.1 million in cash, cash equivalents and marketable securities. As of June 30, 2021, we had accumulated deficit of $64.8 million. We had no debt outstanding as of June 30, 2021.

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(19,989)	$(3,317)
Net cash used in investing activities	(268,654)	(15)
Net cash provided by financing activities	516	53,740
Net increase (decrease) in cash and cash equivalents	$(288,127)	$50,408

Operating activities

Net cash used in operating activities in the six months ended June 30, 2021 consisted primarily of our net loss of $31.7 million, partially offset by non-cash charges of $7.3 million and a net change of $4.4 million in net operating assets and liabilities. The net loss consisted primarily of $22.6 million in research and development expenses and $9.4 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation of $7.1 million and depreciation and amortization expenses of $0.2 million, primarily related to premium amortization on our marketable securities. The change in operating assets and liabilities was primarily due to an increase of $3.9 million in other current liabilities, primarily related to the increased spending in (i) research and development related costs, including contract manufacturing and clinical research organization expenses as a result of our continued advancement of our lead product program, and (ii) personnel related expenses, including employee bonuses, due to increased headcount,  and a decrease in prepaid expenses and other current assets of $0.9 million.

Net cash used in operating activities in the six months ended June 30, 2020 consisted primarily of our net loss of $4.1 million, partially offset by non-cash interest expense of $0.6 million related to a beneficial conversion feature on a convertible note issued in January 2020 and $0.2 million related to stock-based compensation expense. The net loss primarily consisted of $2.7 million in research and development expenses, $0.8 million in general and administrative expenses, and $0.7 million in non-cash interest charge related to a beneficial conversion feature on a convertible note that was issued in January 2020.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2021 was predominately due to purchases of marketable securities which was financed through the proceeds from the IPO and convertible preferred stock sale, and purchases of equipment, partially offset by the maturities of marketable securities.

Net cash used in investing activities in the six months ended June 30, 2020 was for purchases of equipment.

Financing activities

Net cash provided by financing activities in the six months ended June 30, 2021 consisted of $0.4 million and $0.1 million in net proceeds from the sale of our common stock under the 2020 ESPP and the exercise of stock options, respectively.

Net cash provided by financing activities in the six months ended June 30, 2020 consisted primarily of $50.7 million and $3.0 million in net proceeds from sale and issuance of our Series B convertible preferred stock, and the issuance of our convertible promissory notes, respectively.

Contractual obligations and commitments

Refer to Note 11 of our notes to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the six months ended June 30, 2021 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 17, 2021 with the SEC.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical accounting policies and significant judgements and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and the disclosure of our contingent liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2021, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Because we now expect to lose our status as an emerging growth company on December 31, 2021, we believe that management will be required to conduct an ICFR assessment for the current fiscal year, and the company to include management’s report in our Annual Report on Form 10-K for the fiscal year ending December 31, 2021. Should this occur, our independent public registered accounting firm will be required to attest to and report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting in connection with its audit of our annual consolidated financial statements to be included in such Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact to the design and operating effectiveness of our internal controls.

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

As of June 30, 2021, we had $318.1 million in cash, cash equivalents, and marketable securities. Based on our current operating plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditures requirements through the end of 2023. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, including a default in one or several of the financial institutions in which we hold, or a negative return on, our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, the COVID-19 pandemic and the macro-economic environment generally. Advancing the development of OP-1250 and any future product candidates we may develop will require a significant amount of capital, and our existing cash and cash equivalents will not be sufficient to fund all of the activities that are necessary to complete the development of OP-1250.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through our initial public offering and private financings. We have incurred net losses of $31.7 million for the six months ended June 30, 2021. We had an accumulated deficit of $64.8 million as of June 30, 2021. Our losses have resulted principally from expenses incurred in research and development of OP-1250 and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our only product candidate, OP-1250, is in early-stage clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing OP-1250 in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for OP-1250 in other indications.

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

In addition, our condensed consolidated financial statements for the six months ended June 30, 2021 and 2020 included elsewhere in this report have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for OP-1250. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long-term.

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

If we are successful in developing OP-1250, it may compete against existing products and product candidates in development, to the extent any such product candidates are approved, for the treatment of estrogen receptor- positive, or ER+, breast cancer, including fulvestrant, marketed as FASLODEX® by AstraZeneca PLC and generic equivalents of FASLODEX® that are marketed or in development, giredestrant (GDC-9545) being developed by Roche Holding AG/Genentech, Inc., or Genentech, camizestrant (AZD9833) being developed by AstraZeneca PLC, amcenestrant (SAR439859) being developed by Sanofi S.A., LY3484356 being developed by Eli Lilly and Co., ZN-c5 being developed by Zentalis Pharmaceuticals, Inc., elacestrant being developed by Radius Health, Inc., ARV-471 being developed by Arvinas, Inc., rintodestrant (G1T48) being developed by G1 Therapeutics, Inc., H3B-6545 being developed by H3 Biomedicines, a subsidiary of Eisai Co., Ltd., D-0502 being developed by InventisBio Co., Ltd., and lasofoxifene being developed by Sermonix Pharmaceuticals.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, receive greater levels of reimbursement than products we may develop receive or are less expensive than any products that we may develop. Our competitors also may obtain marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if OP-1250 or other product candidates we may develop in the future achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or OP-1250 or product candidates we may develop in the future obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our product we may develop, if approved, would be adversely affected.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our product to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union was provisionally agreed in December 2020 and has since been formally approved.

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

Great Britain (made up of England, Scotland, and Wales) is no longer covered by the EEA’s procedures for the grant of marketing authorizations (Northern Ireland will be covered by such procedures). A separate marketing authorization will be required to market drugs in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals in Great Britain, would delay or prevent us from commercializing our product candidates in Great Britain and restrict our ability to generate revenue and achieve and sustain profitability.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA also released a final rule on September 24, 2020, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

State and international laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation, or the GDPR, which extends the enforcement of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area, or EEA, or the United Kingdom, security breach notifications and the security and confidentiality of personal data. Further, the UK has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation similar to the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher.

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

Further, the vote in the United Kingdom in favor of exiting the European Union, referred to as Brexit, has complicated data protection regulation in the United Kingdom. In particular, as of January 1, 2021, the GDPR has been converted into United Kingdom law and the United Kingdom is now a “third country” under the GDPR. Pursuant to the Trade and Cooperation Agreement, which went into effect on January 1, 2021, the United Kingdom and European Union agreed to a specified period during which the United Kingdom will be treated like a European Union member state in relation to transfers of personal data to the United Kingdom. Following the expiration of that period, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated. In addition, as of January 1, 2021, the United Kingdom Information Commissioner’s Office is not able to be our ‘lead supervisory authority’ in respect of any ‘cross border processing’ for the purposes of the GDPR. In the event that we are unable to, or do not, designate a lead supervisory authority in an EEA member state, we would not be able to benefit from the GDPR’s ‘one stop shop’ mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the United Kingdom and the EEA, we could be investigated by, and ultimately fined by the United Kingdom Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation.

In addition, on June 28, 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information of consumers or households. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities and may increase our compliance costs and potential liability. Additionally, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

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

New legislation proposed or enacted in Illinois, Massachusetts, Nevada, New Jersey, New York, Rhode Island, Washington and other states, and a proposed right to privacy amendment to the Vermont Constitution, imposes, or has the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements, including the requirement to comply with GDPR, CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, modify our data practices and policies, restrict our business operations, and could restrict the way products and services involving data are offered, all of which could significantly harm our business, financial condition, results of operations and prospects. Further, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.

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

In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China, and since then has spread globally, including throughout the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. As a result of the COVID-19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical trial and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff, which we may experience again in the future. Additionally, we may experience further disruptions that could severely impact our business, nonclinical studies and clinical trials, including:

●	delays or difficulties in enrolling and retaining patients in our clinical trials;
●	difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
●	interruption of, or delays in receiving, supplies of OP-1250 from our contract manufacturing organizations, or CMO, due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
●	interruptions in nonclinical studies due to restricted or limited operations at our laboratory facility;
●	limitations on employee resources that would otherwise be focused on the conduct of our nonclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
●	interruption or delays to our sourced discovery and clinical activities.

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

As of August 6, 2021, we had 51 employees, 50 of whom were full-time, including 24 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

If such an event were to occur or were alleged to have occurred and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws, as applicable, such as HIPAA, CCPA, HITECH and GDPR), it could result in a material disruption of our drug discovery and development programs and our business operations, whether due to a loss of our trade secrets, personal information, or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays or revocation of in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture OP-1250, and similar events relating to their computer systems could also have a material adverse effect on our business. We may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of OP-1250 could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

In addition, in most foreign countries, including a number of EU Member States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of OP-1250 to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for our product. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our product is unavailable or limited in scope or amount, our potential revenues from sales and the potential profitability of OP-1250 in those countries would be negatively affected.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security, or CARES, Act signed into law on March 27, 2020, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under the Tax Act as modified by the CARES Act, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning on or after December 31, 2020. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

We plan to seek regulatory approval of OP-1250 or any future product candidates we may develop outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA or comparable foreign regulations;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war and terrorism.

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

In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of factors unrelated to the specific company or its technology, as well as due to the COVID-19 pandemic. The COVID-19 pandemic continues to rapidly evolve and the extent to which it may impact our business, nonclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

As of June 30, 2021, we had 39,552,588 shares of common stock outstanding. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

Moreover, certain holders of shares of our common stock, have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Once we register the offer and sale of shares for the holders of registration rights and shares that may be issued under our equity incentive plans, these shares will be able to be sold in the public market upon issuance, subject to applicable securities laws.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2025. We will be deemed a “large accelerated filer” as of the end of the fourth quarter of 2021 as our public float as of June 30, 2021 exceeded $700 million.

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

Olema Pharmaceuticals, Inc.

Date: August 10, 2021	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer
Olema Pharmaceuticals, Inc.

Date: August 10, 2021	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Operating and Financial Officer