Form 10-Q
period 2021-09-30
Olema Pharmaceuticals, Inc.
filed 2021-11-10
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had 40,287,641 shares of common stock, $0.0001 par value per share, outstanding.

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$25,597	$338,549
Marketable securities	280,357	—
Prepaid expenses and other current assets	2,326	3,588
Total current assets	308,280	342,137
Property and equipment, net	975	75
Other assets	540	510
Total assets	$309,795	$342,722

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$306	$719
Other current liabilities	8,595	3,866
Total current liabilities	8,901	4,585
Total liabilities	8,901	4,585
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 40,277,390 and 40,169,738 shares issued as of September 30, 2021 and December 31, 2020, respectively; 39,681,298 and 39,308,238 shares outstanding as of September 30, 2021 and December 31, 2020, respectively.	3	3
Additional paid-in capital	383,428	371,228
Accumulated other comprehensive income	15	—
Accumulated deficit	(82,552)	(33,094)
Total stockholders’ equity	300,894	338,137
Total liabilities and stockholders’ equity	$309,795	$342,722

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$12,523	$4,673	$35,125	$7,415
General and administrative	5,239	3,195	14,609	3,982
Total operating expenses	17,762	7,868	49,734	11,397
Loss from operations	(17,762)	(7,868)	(49,734)	(11,397)
Other income (expense):
Interest income	105	23	333	59
Interest expense	—	—	—	(653)
Other income (expense)	(56)	1	(57)	1
Total other income (expense), net	49	24	276	(593)
Net loss	$(17,713)	$(7,844)	$(49,458)	$(11,990)
Repurchase and retirement of Series A and Series A-1 convertible preferred stock	—	(1,869)	—	(1,869)
Net loss attributable to common stockholders	$(17,713)	$(9,713)	$(49,458)	$(13,859)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(3.71)	$(1.25)	$(5.29)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,607,745	2,617,543	39,450,655	2,617,543

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(17,713)	$(7,844)	$(49,458)	$(11,990)
Other comprehensive income:
Net unrealized gain on marketable securities	29	—	15	—
Total comprehensive loss	$(17,684)	$(7,844)	$(49,443)	$(11,990)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(In thousands)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2021	—	$—	39,552,588	$3	$378,934	$(14)	$(64,839)	$314,084
Vesting of early exercised stock options	—	—	58,639	—	280	—	—	280
Vesting of restricted stock awards	—	—	49,318	—	—	—	—	—
Exercise of stock options	—	—	20,753	—	57	—	—	57
Issuance of shares under the employee stock purchase plan	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,125	—	—	4,125
Employee stock purchase plan expense	—	—	—	—	32	—	—	32
Net unrealized gain on marketable securities	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	(17,713)	(17,713)
Balances at September 30, 2021	—	$—	39,681,298	$3	$383,428	$15	$(82,552)	$300,894

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2020	—	$—	39,308,238	$3	$371,228	$—	$(33,094)	$338,137
Vesting of early exercised stock options	—	—	72,618	—	341	—	—	341
Vesting of restricted stock awards	—	—	192,790	—	—	—	—	—
Exercise of stock options	—	—	83,767	—	187	—	—	187
Issuance of shares under the employee stock purchase plan	—	—	23,885	—	386	—	—	386
Stock-based compensation expense	—	—	—	—	11,140	—	—	11,140
Employee stock purchase plan expense	—	—	—	—	146	—	—	146
Net unrealized gain on marketable securities	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(49,458)	(49,458)
Balances at September 30, 2021	—	$—	39,681,298	$3	$383,428	$15	$(82,552)	$300,894

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at June 30, 2020	16,067,762	$63,004	2,593,316	$—	$956	$(14,908)	$(13,952)
Issuance costs of Series B convertible stock	—	(12)	—	—	—	—	—
Repurchase and retirement of Series A and Series A-1 convertible preferred stock	(206,821)	(420)	—	—	(1,658)	(211)	(1,869)
Issuance of Series C convertible preferred stock, net of issuance costs of $1,637	7,904,135	85,801	—	—	—	—	—
Exercise of stock options	—	—	239,055	—	120	—	120
Vesting of restricted stock awards	—	—	26,901	—	—	—	—
Stock-based compensation expense	—	—	—	—	582	—	582
Net loss	—	—	—	—	—	(7,844)	(7,844)
Balances at September 30, 2020	23,765,075	$148,373	2,859,272	$—	$—	$(22,963)	$(22,963)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2019	4,628,215	$9,348	2,593,316	$—	$168	$(10,762)	$(10,594)
Beneficial conversion option recognized upon issuance of 2020 convertible notes	—	—	—	—	1,054	—	1,054
Beneficial conversion option recognized upon repurchase of 2020 convertible notes on settlement date	—	—	—	—	(2,568)	—	(2,568)
Extinguishment of 2020 convertible notes	—	—	—	—	2,148	—	2,148
Issuance of Series B convertible stock, net of issuance costs of $256	10,801,277	50,637	—	—	—	—	—
Issuance of Series B convertible preferred stock in connection with the conversion of convertible notes	638,270	3,007	—	—	—	—	—
Repurchase and retirement of Series A and Series A-1 convertible preferred stock	(206,821)	(420)	—	—	(1,658)	(211)	(1,869)
Issuance of Series C convertible preferred stock, net of issuance costs of $1,637	7,904,135	85,801	—	—	—	—	—
Exercise of stock options	—	—	239,055	—	120	—	120
Vesting of restricted stock awards	—	—	26,901	—	—	—	—
Stock-based compensation expense	—	—	—	—	736	—	736
Net loss	—	—	—	—	—	(11,990)	(11,990)
Balances at September 30, 2020	23,765,075	$148,373	2,859,272	$—	$—	$(22,963)	$(22,963)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(49,458)	$(11,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	90	7
Non-cash interest expense	—	641
Premium amortization and discount accretion on marketable securities, net	220	—
Stock-based compensation expense, including employee stock purchase plan expense	11,286	736
Changes in operating assets and liabilities:
Prepaid expenses and other current assets and other assets	1,232	(1,321)
Accounts payable	(527)	(839)
Other current liabilities	5,070	1,913
Net cash used in operating activities	(32,087)	(10,853)
Cash flows from investing activities:
Purchase of equipment	(876)	(5)
Maturities of marketable securities	186,449	—
Purchases of marketable securities	(467,011)	—
Net cash used in investing activities	(281,438)	(5)
Cash flows from financing activities:
Proceeds from exercise of stock options	187	640
Proceeds from issuance of common stock under employee stock purchase plan	386	—
Proceeds from the issuance of convertible notes	—	3,000
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	50,637
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	87,427
Repurchase of shares of Series A and Series A-1 convertible preferred stock	—	(2,289)
Proceeds from the settlement of non-recourse notes	—	88
Payments of costs related to initial public offering	—	(889)
Net cash provided by financing activities	573	138,614
Net (decrease) increase in cash and cash equivalents	(312,952)	127,756
Cash and cash equivalents at beginning of period	338,549	68
Cash and cash equivalents at end of period	$25,597	$127,824
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$114	$—
Conversion of convertible notes into Series B convertible preferred stock	$—	$3,007
Deferred offering costs included in other current liabilities	$—	$587
Series C convertible preferred stock issuance costs included in other current liabilities	$—	$1,626
Vesting of early exercised stock options	$341	$10

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

Liquidity

The Company had $306.0 million of cash, cash equivalents and marketable securities at September 30 2021, which management believes is sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of these condensed consolidated financial statements.

Impact of COVID-19

The extent of the impact of the COVID-19 pandemic on the Company’s business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration of the outbreak and its impact on the Company’s development activities, planned clinical trial enrollment, future trial sites, clinical research organizations (“CROs”), third-party manufacturers, and other third parties with whom the Company does business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. During 2020, although the Company modified its operations and practices due to the COVID-19 pandemic and to comply with federal, state and local requirements, its business, operations and development timelines were not material adversely affected. However, the extent to which the COVID-19 pandemic may affect the Company’s business, operations and development timelines and plans in the future, including the resulting impact on its expenditures and capital needs, remains uncertain.

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

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of September 30, 2021, the statements of operations and comprehensive loss, and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and the statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three- and nine-month periods are also unaudited. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the SEC on March 17, 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. Cash deposits are all in reputable financial institutions in the United States and as of September 30, 2021 and December 31, 2020, cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U.S. dollars and investments in interest bearing money market funds.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop product candidates. These costs are recorded within research and development expenses in the condensed consolidated statements of operations and include personnel expenses, stock-based compensation expenses, allocated general and administrative expenses, and external costs including fees paid to consultants, CROs and contract manufacturing organizations (“CMOs”), in connection with nonclinical studies and clinical trials, and other related clinical trial fees, such as for investigator fees, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss per common share by the weighted average number of common shares outstanding for the period without consideration of common stock equivalents. Diluted net loss per common share is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities, and by dividing the diluted net loss by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, including unvested early exercised options, unvested restricted stock awards, contingently issuable common stock related to the 2020 Employee Stock Purchase Plan (the “ESPP”), and convertible preferred stock are considered potential dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such securities. In periods in which the Company reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three- and nine-month periods ended September 30, 2021 and 2020.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, or ASU No. 2018-11. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For non-public entities, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption is permitted. The Company expects to adopt this new guidance under ASU 2016-02 as of January 1, 2021 at December 31, 2021 on the Company’s 2021 Form 10-K filing using the modified retrospective approach. The Company will elect the practical expedients upon transition to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company will also elect the practical expedient for lessees to combine lease and non-lease components for all asset classes and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the statements of operations on a straight-line basis over the lease term. The

Company is in the process of completing its review of its existing lease agreements under Topic 842 and assessment of the impact of adoption of the ASU. The Company anticipates recording a right-of-use asset and lease liability to account for its facility leases and will record a cumulative-effect adjustment in the period of adoption.

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

The Company assesses the fair value of financial instruments based on the provisions of ASC 820, Fair Value Measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$10,874	$—	$—	$10,874
Money market funds	14,723	—	—	14,723
Corporate bonds	—	3,019	—	3,019
Commercial paper	—	198,626	—	198,626
U.S. government treasury bills	17,001	—	—	17,001
Government-sponsored enterprise securities	—	61,711	—	61,711
Total	$42,598	$263,356	$—	$305,954

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$25,597	$—	$—	$25,597
Short-term marketable securities (<12 months to maturity)	245,169	20	(6)	245,183
Long-term marketable securities (>12 months to maturity)	35,173	4	(3)	35,174
Total	$305,939	$24	$(9)	$305,954

The Company considers its marketable securities with maturities beyond one year as current assets, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale.

As of December 31, 2020, all of the Company’s cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U. S. dollars.

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Lab equipment	$1,067	$90
Computer equipment	59	47
Property and equipment, gross	1,126	137
Less: Accumulated depreciation	(151)	(62)
Property and equipment, net	$975	$75

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid clinical trial costs	$1,167	$1,148
Prepaid insurance	318	1,663
Prepaid subscriptions and licenses	318	—
Prepaid research contracts	199	432
Prepaid rent	91	196
Other	233	149
Total	$2,326	$3,588

6.	Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
(in thousands)	2021	2020
Accrued R&D related costs	$4,310	$609
Accrued employee bonuses	2,111	1,222
Accrued professional fees	960	577
Accrued payroll related costs	654	444
Early exercise of unvested stock options	237	578
Accrued taxes	67	198
Other	256	238
Total	$8,595	$3,866

7.	Convertible Notes

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

As of September 30, 2020, there were 23,765,075 shares of convertible preferred stock outstanding. Upon the closing of the Company’s IPO, each then outstanding share of convertible preferred stock was converted into one share of common stock.

As of September 30, 2021 and December 31, 2020, there was no convertible preferred stock outstanding.

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

Stock Option Valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company lacks company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies in addition to its own historical volatility. For options with service- based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is 0% since the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan were as follows, presented as a weighted average:

	September 30,	September 30,
	2021	2020
Risk-free interest rate	0.63%	*
Expected term (in years)	5.98	*
Expected volatility	77.07%	*
Expected dividend yield	—	*

*	There were no stock options granted during the period.

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan and the 2020 Plan:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	4,776,908	$10.83	9.67	$177,962
Granted	1,031,733	35.88	9.31	—
Exercised(1)	(156,385)	3.38	—	—
Forfeited	(87,668)	22.39	—	—
Outstanding as of September 30, 2021(2)	5,564,588	$15.50	9.03	$71,759

Options vested and exercisable as of September 30, 2021	1,053,721	$7.38	8.57	$21,315
Options expected to vest as of September 30, 2021	4,510,867	$17.39	9.14	$54,999

(1)	Exercised amount includes vesting of early exercised options.
(2)	Balance as of September 30, 2021 includes 53,588 unvested early exercised stock options.

Early Exercise of Stock Options

In September 2020, one employee and one non-employee paid $0.6 million to early exercise 135,525 options with exercise prices ranging from $4.406 per share to $4.824 per share. As of September 30, 2021, 81,937 of such shares had vested with the remaining shares vesting over their respective terms. The terms of the 2014 Plan permit certain option holders to exercise options before their options are vested, subject to certain limitations. The early exercised options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. Such shares are not deemed to be outstanding for accounting purposes until they vest and are therefore excluded from shares outstanding and from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. A liability is recognized related to the cash proceeds of the unvested options and is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $0.2 million in other current liabilities as of September 30, 2021.

Restricted Stock Awards

In June 2020, the Company granted to certain employees 789,095 shares of restricted common stock (the “RSAs”) under the 2014 Plan as consideration for services with a deemed value of $2.40 per share, or $1.9 million. The following table summarizes the restricted stock activity under the Plan during the nine months ended September 30, 2021:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock as of December 31, 2020	735,294	$2.40
Granted	—	—
Vested	(192,790)	2.40
Forfeited	—	—
Unvested restricted stock as of September 30, 2021	542,504	$2.40

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, including the RSAs, the 2020 Plan and the 2020 ESPP was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$2,405	$392	$6,427	$495
General and administrative	1,752	190	4,859	241
Total	$4,157	$582	$11,286	$736

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

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2021, respectively.

10.	Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(17,713)	$(7,844)	$(49,458)	$(11,990)
Repurchase and retirement of Series A and Series A-1 convertible preferred stock	—	(1,869)	—	(1,869)
Net loss attributable to common stockholders	$(17,713)	$(9,713)	$(49,458)	$(13,859)
Denominator:
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,607,745	2,617,543	39,450,655	2,617,543
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(3.71)	$(1.25)	$(5.29)

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	September 30
	2021	2020
Unvested restricted common stock	542,504	762,195
Options to purchase common stock	5,564,588	2,639,009
Employee stock purchase plan contingently issuable	16,979	—
Shares available for future grant under the 2014 Stock Plan	—	1,175,022
Convertible preferred stock (as converted to common shares)	—	23,765,075
	6,124,071	28,341,301

Included in the potentially dilutive options to purchase common stock noted above are 211,621 shares issued upon exercise of options under non-recourse notes receivable during 2015 (see Note 9, “Stock-Based Compensation”). The Company determined the purchase of the stock to be non-substantive, and as such, the shares subject to the promissory notes will not be deemed outstanding until such time as the promissory notes have been repaid. Accordingly, the Company has excluded these shares from the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2020. As of December 31, 2020, all outstanding principal and accrued interest relating to the Non-Recourse Notes were settled in full by the two noteholders, and as a result, the Company issued 211,621 shares of common stock to the noteholders and included these shares in the basic and diluted net loss per share for three and nine months ended September 30, 2021. Also included in the potentially dilutive options to purchase common stock are 53,588 unvested stock options that were early exercised by an employee and a non-employee in September 2020 (see Note 9, “Stock-Based Compensation”). The Company determined the early exercises to be non-substantive as the shares were subject to repurchase rights. Accordingly, the Company has excluded these shares from the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2021.

11.	Commitments and Contingencies

On June 1, 2013, the Company entered into a management services agreement with MandalMed, Inc. (“MandalMed”) (the “MandalMed Services Agreement”) to lease approximately 5,762 square feet of space for the use laboratory benches, lab equipment, office space, and administrative and facilities services at a monthly fee of $6,500. The Company subsequently entered into several amendments to extend the lease term to November 2020. On November 3, 2020, the Company entered into the sixth amendment to the Mandalmed Services Agreement to extend the term to December 31, 2021 with a monthly fee of $5,600. As part of the sixth amendment, the Company leased additional space of approximately 2,130 square feet (the “Additional Space”) for a three-year period commencing on December 1, 2020 and ending on November 30, 2023. Rent for the Additional Space is $9,000 for the first year and $18,000 for the second and third years. The Company recorded rent expense of $0.1 and $0.2 million during the three and nine months ended September 30, 2021, respectively. The rent expense under the MandalMed Services Agreement during the three and nine months ended September 30, 2020 was immaterial.

On August 27, 2020, the Company entered into a lease agreement with 512 2nd Street LLC to lease approximately 3,500 square feet of office space in San Francisco, California (the “Office Space Lease Agreement”). The Office Space Lease Agreement is for a period of two years commencing on September 1, 2020 and ending August 31, 2022. According to the terms of the Office Space Lease Agreement, the Company paid a $0.1 million security deposit and is required to pay monthly rent and common area charges. Monthly rent is $23,330 and $24,030 for the first and second years of the lease term, respectively. The Company recorded rent expense under the Office Space Lease Agreement of $0.1 million during the three and $0.2 million during the nine months ended September 30, 2021, respectively.

On December 15, 2020, the Company entered into a lease agreement with Tennieh LLC to lease approximately 9,800 square feet of office space in San Francisco, California (the “Laboratory Lease Agreement”). The Laboratory Lease Agreement is for a period of five years commencing February 1, 2021 and ending January 31, 2026. According to the terms of the Office Space Lease Agreement, the Company paid a $0.4 million security deposit and is required to pay monthly rent and common area charges. Monthly rent is $61,056 for the first year of the lease terms and increases to $68,676 by the fifth year of the lease term.  The Company recorded $0.2 million and $0.5 million rent expense for under the Laboratory Lease Agreement during the three and nine months ended September 30, 2021, respectively.

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties.  As of September 30, 2021, the Company did not have material contractual commitments with respect to these arrangements.

The following table summarizes the Company’s future contractual obligations and commitments related to the facility lease agreements discussed above as of September 30, 2021 (in thousands):

Year Ending December 31,
2021 (from October, 2021)	$259
2022	1,161
2023	973
2024	799
2025	822
Thereafter	69
$4,083

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

For the nine months ended September 30, 2021, costs incurred reimbursable by Novartis were not material to the condensed consolidated financial statements.

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection to the Pfizer Agreement are included in the Research and Development expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 30, 2021, and December 31, 2020, the Company had not incurred any material costs as a result of such indemnifications.

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

As of September 30, 2021, we had cash, cash equivalents, and marketable securities of $306.0 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements through the end of 2023.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $17.7 million and $7.8 million for the three months ended September 30, 2021 and 2020, respectively, and $49.5 million and $12.0 million for the nine months ended September 30, 2021 and 2020, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidate, and as we transition to operating as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of September 30, 2021, we had an accumulated deficit of $82.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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

The COVID-19 pandemic continues to rapidly evolve. As a result of the COVID-19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical trial and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff, which we may experience again in the future. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with many of our employees working remotely. We continue to actively monitor the rapidly evolving situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. Through September 30, 2021, although we modified our operations and practices due to the COVID-19 pandemic and to comply with federal, state and local requirements, our business, operations and development timelines were not material adversely affected. However, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans in the future, including the resulting impact on our expenditures and capital needs, remains uncertain.

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

Research and development expenses to advance the development of our lead product candidate and nonclinical program were $12.5 million and $4.7 million for the three months ended September 30, 2021 and 2020, respectively, and $35.1 million and $7.4 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Total other income (expense), net

Total other income (expense), net consists of interest income, interest expense, and other income and expense.  Interest income primarily consists of interest income on our cash, cash equivalents, and marketable securities. Interest expense during the nine months ended primarily consisted of interest on our convertible promissory notes, and a non-cash interest charge related to a beneficial conversion feature on a convertible note that was issued in January 2020. Other income and expense consists of miscellaneous income and expenses not related to operating activities.

Results of operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	$ Change
	(in thousands)
Operating expenses:
Research and development	$12,523	$4,673	$7,850
General and administrative	5,239	3,195	2,044
Total operating expenses	17,762	7,868	9,894
Loss from operations	(17,762)	(7,868)	(9,894)
Other income (expense), net:
Interest income	105	23	82
Interest expense	—	—	—
Other income (expense)	(56)	1	(57)
Total other income (expense), net	49	24	25
Net loss	$(17,713)	$(7,844)	$(9,869)

Research and development expenses

Research and development expenses for the three months ended September 30, 2021 were $12.5 million, compared to $4.7 million for the three months ended September 30, 2020. The increase of $7.8 million was primarily due to increased spending in (i) advancing the clinical study of our lead product candidate OP-1250 and the associated contract manufacturing costs, (ii) other nonclinical research and discovery program costs, and (iii) personnel-related costs due to increased headcount, and an increase in the non-cash stock-based compensation of $2.0 million recognized during the three months ended September 30, 2021.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2021 were $5.2 million compared to $3.2 million for the three months ended September 30, 2020. The increase of $2.0 million was primarily due to increased (i) personnel-related costs due to increased headcount, including the expansion of our executive team (ii) expenses associated with external consultants for accounting and regulatory compliance as a result of operating as a public company, and (iii) the non-cash stock-based compensation of $1.6 million recognized during the three months ended September 30, 2021.

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2021 was less than $0.1 million, which primarily consisted of interest income from our marketable securities.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	$ Change
	(in thousands)
Operating expenses:
Research and development	$35,125	$7,415	$27,710
General and administrative	14,609	3,982	10,627
Total operating expenses	49,734	11,397	38,337
Loss from operations	(49,734)	(11,397)	(38,337)
Other income (expense), net:
Interest income	333	59	274
Interest expense	—	(653)	653
Other income (expense)	(57)	1	(58)
Total other income (expense), net	276	(593)	869
Net loss	$(49,458)	$(11,990)	$(37,468)

Research and development expenses

Research and development expenses for the nine months ended September 30, 2021 were $35.1 million, compared to $7.4 million for the nine months ended September 30, 2020. The increase of $27.7 million was primarily due to increased spending in (i) advancing the clinical study of our lead product candidate OP-1250 and the associated contract manufacturing costs, (ii) other nonclinical research and discovery program costs, and (iii) personnel-related costs due to increased headcount and an increase in the non-cash stock-based compensation of $5.9 million recognized during the nine months ended September 30, 2021.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2021 were $14.6 million compared to $4.0 million for the nine months ended September 30, 2020. The increase of $10.6 million was primarily due to increased (i) personnel-related costs due to increased headcount, including the expansion of our executive team (ii) expenses associated with external consultants for accounting and regulatory compliance as a result of operating as a public company, and (iii) the non-cash stock-based compensation of $4.6 million recognized during the nine months ended September 30, 2021.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2021 was $0.3 million, which primarily consisted of interest income from our marketable securities, compared to $0.6 million expense for the nine months ended September 30, 2020. The increase of $0.9 million was primarily due to the non-cash interest charge recognized in 2020 related to a beneficial conversion feature on a convertible note that was issued in January 2020.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $49.5 million and $12.0 million for the nine months ended September 30, 2021 and 2020, respectively. Through September 30, 2021, we had received aggregate gross proceeds of $391.9 million from sales of our common stock from the initial public offering in November 2020, issuances of convertible preferred stock and convertible promissory notes since our inception, stock option exercises, and the sale of stock through the ESPP. As of September 30, 2021, we had $306.0 million in cash, cash equivalents and marketable securities. As of September 30, 2021, we had accumulated deficit of $82.6 million. We had no debt outstanding as of September 30, 2021.

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(32,087)	$(10,853)
Net cash used in investing activities	(281,438)	(5)
Net cash provided by financing activities	573	138,614
Net increase (decrease) in cash and cash equivalents	$(312,952)	$127,756

Operating activities

Net cash used in operating activities in the nine months ended September 30, 2021 consisted primarily of our net loss of $49.5 million, partially offset by non-cash charges of $11.6 million and a net change of $5.8 million in net operating assets and liabilities. The net loss consisted primarily of $35.1 million in research and development expenses and $14.6 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation of $11.3 million and depreciation and amortization expenses of $0.3 million, primarily related to premium amortization on our marketable securities. The change in operating assets and liabilities was primarily due to an increase of $5.1 million in other current liabilities, primarily related to the increased spending in (i) research and development related costs, including contract manufacturing and clinical research organization expenses as a result of our continued advancement of our lead product program, and (ii) personnel related expenses, including employee bonuses, due to increased headcount, and a net decrease in prepaid expense and other current assets and other assets of $1.2 million, offset by a decrease in accounts payable of $0.5 million.

Net cash used in operating activities during the nine months ended September 30, 2020 consisted primarily of our net loss of $12.0 million and cash used in changes in operating assets and liabilities of $0.2 million, partially offset by net non-cash charges of $1.4 million. The changes in operating assets and liabilities consisted primarily of an increase in prepaid expenses and other current assets of $1.3 million and an increase of accounts payable and other current liabilities of $1.1 million. The increase in prepaid expenses and other current assets was driven by an increase in prepaid clinical trial costs. The increase in accounts payable and other liabilities was driven by an increase in costs related to research and development and professional costs incurred in preparation for our planned initial public offering. The non-cash charges primarily consisted of stock compensation of $0.7 million and non-cash interest expense of $0.6 million. The net loss consisted primarily of $7.4 million in research and development expenses and $4.0 million in general and administrative expenses.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2021 was predominately due to purchases of marketable securities which was financed through the proceeds from the IPO and convertible preferred stock sale, and purchases of equipment, partially offset by the maturities of marketable securities.

Net cash used in investing activities in the nine months ended September 30, 2020 was for purchases of equipment.

Financing activities

Net cash provided by financing activities in the nine months ended September 30, 2021 consisted of $0.4 million and $0.2 million in net proceeds from the sale of our common stock under the 2020 ESPP and the exercise of stock options, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2020 consisted primarily of $3.0 million in proceeds from the sale and issuance of our convertible promissory notes, $50.6 million in net proceeds from the sale and issuance of our Series B convertible preferred stock, $87.4 million in net proceeds from the sale and issuance of our Series C convertible preferred stock, $0.6 million of proceeds from the exercise of employee stock options and $0.1 million proceeds from the settlement of non-recourse notes, net of issuance costs. These cash inflows were partially offset by cash outflows of $2.3 million for the repurchase of Series A convertible preferred stock and Series A-1 convertible preferred stock and $0.9 million in payments of offering costs associated with our planned initial public offering.

Contractual obligations and commitments

Refer to Note 11 of our notes to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the nine months ended September 30, 2021 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 17, 2021 with the SEC.

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

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2021, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2021, we completed our new enterprise resource planning (“ERP”) system implementation and migrated our general ledger and consolidation processes onto the new system. In connection with this implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system. Following the implementation, the changes to our control environment were validated according to our established processes. No other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact to the design and operating effectiveness of our internal controls.

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

As of September 30, 2021, we had $306.0 million in cash, cash equivalents, and marketable securities. Based on our current operating plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditures requirements through the end of 2023. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, including a default in one or several of the financial institutions in which we hold, or a negative return on, our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, the COVID-19 pandemic and the macro-economic environment generally. Advancing the development of OP-1250 and any future product candidates we may develop will require a significant amount of capital, and our existing cash and cash equivalents will not be sufficient to fund all of the activities that are necessary to complete the development of OP-1250.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through our initial public offering and private financings. We have incurred net losses of $49.5 million for the nine months ended September 30, 2021. We had an accumulated deficit of $82.6 million as of September 30, 2021. Our losses have resulted principally from expenses incurred in research and development of OP-1250 and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our only product candidate, OP-1250, is in early-stage clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing OP-1250 in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for OP-1250 in other indications.

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

In addition, our condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020 included elsewhere in this report have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for OP-1250. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long-term.

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

If we are successful in developing OP-1250, it may compete against existing products and product candidates in development, to the extent any such product candidates are approved, for the treatment of estrogen receptor- positive, or ER+, breast cancer, including fulvestrant, marketed as FASLODEX® by AstraZeneca PLC and generic equivalents of FASLODEX® that are marketed or in development, giredestrant (GDC-9545) being developed by Roche Holding AG/Genentech, Inc., or Genentech, camizestrant (AZD9833) being developed by AstraZeneca PLC, amcenestrant (SAR439859) being developed by Sanofi S.A., LY3484356 being developed by Eli Lilly and Co., ZN-c5 being developed by Zentalis Pharmaceuticals, Inc., elacestrant (RAD1901) being developed by Radius Health, Inc., ARV-471 being developed by Arvinas, Inc., rintodestrant (G1T48) being developed by G1 Therapeutics, Inc., H3B-6545 being developed by H3 Biomedicines, a subsidiary of Eisai Co., Ltd., D-0502 being developed by InventisBio Co., Ltd., and lasofoxifene being developed by Sermonix Pharmaceuticals.

We have chosen to initially address well-validated biochemical targets, and therefore expect to face competition from existing products and products in development. There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Many of these current and potential competitors may have significantly greater financial, manufacturing, commercial, clinical development, research and technical and human resources expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidate that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, receive greater levels of reimbursement or are less expensive than products we may develop. Our competitors also may obtain marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if OP-1250 or other product candidates we may develop in the future achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or OP-1250 or product candidates we may develop in the future obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our product we may develop, if approved, would be adversely affected.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign and domestic manufacturing facilities and in July 2020 only restarted inspections on a risk-based basis. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In addition, Congress is considering additional health reform measures as part of the budget reconciliation process.

For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA also released a final rule on September 24, 2020, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles.  No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of our product candidate for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our product for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China, and since then has spread globally, including throughout the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we closed our offices with our administrative employees working outside of our offices and limited the number of staff in any given research and development laboratory. In October 2021, we re-opened our offices to administrative employees, however we may close our offices again in the future as the COVID-19 pandemic continues to evolve.  As a result of the COVID-19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical trial and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff, which we may experience again in the future. Additionally, we may experience further disruptions that could severely impact our business, nonclinical studies and clinical trials, including:

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

As of September 30, 2021, we had 61 employees, 60 of whom were full-time, including 29 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

New or future changes to tax laws could materially adversely affect our company.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act and proposals have recently been made in Congress (which have not yet been enacted) to increase the federal income tax rate applicable to corporate income and make other tax law changes that could have a material adverse impact on us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. The impact of the Tax Act and CARES Act and any future changes in tax laws on holders of our common stock is also uncertain and could be adverse.

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

Moreover, in the future, some of our owned patents and patent applications, or any future licensed patents or patent applications, may be co-owned with third parties. If we are unable to obtain exclusive licenses to any such co-owners’ interest in such patents or patent applications, then such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners to enforce such patents against third parties, and such cooperation may not be provided to us.

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

As of September 30, 2021, we had 39,681,298 shares of common stock outstanding. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

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

Olema Pharmaceuticals, Inc.

Date: November 10, 2021	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)
Olema Pharmaceuticals, Inc.

Date: November 10, 2021	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Operating and Financial Officer
(Principal Financial Officer and Principal Accounting Officer)