Form 10-K
period 2021-12-31
Olema Pharmaceuticals, Inc.
filed 2022-02-28
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2021 as reported by The Nasdaq Global Select Market, was $714,737,964. This calculation excludes 14,819,639 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.

As of February 23, 2022, the number of outstanding shares of the Registrant’s common stock, par value $0.0001 per share, was 40,347,548.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

OLEMA PHARMACEUTICALS, INC.

2021 ANNUAL REPORT ON FORM 10-K

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

●	our financial performance;
●	the sufficiency of our existing cash to fund our future operating expenses and capital expenditure requirements;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	the scope, progress, results and costs of developing OP-1250 or any other product candidates we may develop, and conducting nonclinical studies and clinical trials, including our OP-1250 Phase 1/2 clinical trial;
●	the timing and costs involved in obtaining and maintaining regulatory approval of OP-1250 or any other product candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations for our product candidates for various diseases;
●	our plans relating to commercializing OP-1250 and any other product candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;
●	the impact of the COVID-19 pandemic on our business and operations, including enrollment in our clinical trial;
●	the implementation of our strategic plans for our business and OP-1250 or any other product candidates we may develop;
●	the size of the market opportunity for OP-1250 or any other product candidates we may develop in each of the diseases we target;
●	our reliance on third parties to conduct nonclinical research activities, and for the manufacture of OP-1250 and any other product candidates we may develop;
●	the beneficial characteristics, safety, efficacy and therapeutic effects of OP-1250 and any other product candidates we may develop;
●	our estimates of the number of patients in the United States who suffer from the diseases we target and the number of subjects that will enroll in our clinical trials;

●	the progress and focus of our current and future clinical trials, and the reporting of data from those trials;
●	our ability to advance product candidates into and successfully complete clinical trials;
●	the ability of our clinical trials to demonstrate the safety and efficacy of OP-1250 and any other product candidates we may develop, and other positive results;
●	the success of competing therapies that are or may become available;
●	developments relating to our competitors and our industry, including competing product candidates and therapies;
●	our plans relating to the further development and manufacturing of OP-1250 and any other product candidates we may develop, including additional indications that we may pursue;
●	existing regulations and regulatory developments in the United States and other jurisdictions;
●	our potential and ability to successfully manufacture and supply OP-1250 and any other product candidates we may develop for clinical trials and for commercial use, if approved;
●	the rate and degree of market acceptance of OP-1250 and any other product candidates we may develop, as well as the pricing and reimbursement of OP-1250 and any other product candidates we may develop, if approved;
●	our continued reliance on third parties to conduct additional clinical trials of OP-1250 and any other product candidates we may develop, and for the manufacture of our product candidates;
●	our plans and ability to obtain and protect intellectual property rights;
●	the scope of protection we are able to establish and maintain for intellectual property rights, including OP-1250 and any other product candidates we may develop;
●	our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel; and
●	our expectations regarding the impact of the COVID-19 pandemic on our business and operations, including clinical trials, manufacturing suppliers, collaborators, use of CROs and employees.

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

●	We have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs of our only product or future commercialization efforts.

●	We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. We expect to continue to incur increased expenses and operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval for OP-1250. In addition, we may be unable to continue as a going concern over the long term.

●	We are substantially dependent on the success of our only product candidate, OP-1250, which is currently in the early stages of clinical development. We cannot assure you that our planned clinical development programs for OP-1250 will be completed in a timely manner, or at all, or that we will be able to obtain approval for OP-1250 from the FDA, or any comparable foreign regulatory authority. If we are unable to complete development of, obtain regulatory approval for and commercialize OP-1250 in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

●	Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a pivotal clinical trial or submitted a New Drug Application, or NDA, to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for OP-1250, we may be unable to generate product revenue and our business, financial condition, results of operations and prospects will be significantly harmed.

●	Even if approved, OP-1250 may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success. The degree of market acceptance would depend on a number of factors. If OP-1250 is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue and could significantly harm our business, financial condition, results of operations and prospects.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than OP-1250, or product candidates we may develop in the future, our commercial opportunities could be negatively impacted.

●	We may be unable to obtain U.S. or foreign regulatory approvals and, as a result, may be unable to commercialize OP-1250 or any future product candidate we may develop.

●	The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our nonclinical studies and clinical trials.

●	In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth. Given the small size of our organization, we may encounter difficulties managing multiple clinical trials at the same time, which could negatively affect our ability to manage the growth of our organization, particularly as we take on additional responsibility associated with being a public company. If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize OP-1250 and any other future product candidates we may develop and, accordingly, may not achieve our research, development and commercialization goals.

●	Our internal computer systems, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

●	Our success depends on our ability to protect our intellectual property and our proprietary technologies. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Thus, the degree of future protection for our proprietary rights is uncertain.

●	We rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations, or CROs, to conduct certain aspects of our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize OP-1250 or future product candidates we may develop and our business, financial condition, results of operations and prospects could be significantly harmed.

Part I

Item 1.      Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next generation targeted therapies for women’s cancers. Our team has spent the past decade characterizing the structure and function of the estrogen receptor, or ER, a key driver of breast cancer in approximately 75% of patients, in order to develop more potent, oral therapies that completely inactivate this signaling pathway. Our lead product candidate, OP-1250, is a novel oral therapy with combined activity as both a complete ER antagonist, or CERAN, and a selective ER degrader, or SERD, which we believe will drive deeper, more durable responses than existing therapies. OP-1250, both as a monotherapy and in combination with inhibitors of cyclin-dependent kinase 4 and 6, or CDK4/6, demonstrated robust tumor shrinkage in several xenograft models, including a breast cancer brain metastasis model. In August 2020, we initiated an ongoing Phase 1/2 dose escalation and expansion trial evaluating OP-1250 for the treatment of recurrent, locally advanced or metastatic ER-positive, or ER+, human epidermal growth factor receptor 2-negative, or HER2-, breast cancer. We reported initial data from the Phase 1 dose escalation portion of this trial in November 2021, which provide proof-of-concept for OP-1250 as a monotherapy treatment for ER+/HER2- breast cancer. We own worldwide development and commercialization rights to OP-1250. We believe OP-1250’s oral formulation and dual mechanism of action directly address the limitations of current endocrine therapies, such as fulvestrant and tamoxifen, and position OP-1250 as a potential endocrine therapy of choice for the treatment of ER+ breast cancers. Our goal is to transform the standard of care for women living with cancers by developing more effective therapies that apply our deep understanding and collective expertise in endocrine-driven cancers, nuclear receptor activities and mechanisms of acquired resistance.

We are initially focused on developing therapies for the treatment of breast cancer, which represents approximately 30% of all new diagnoses of women’s cancer. In 2021, the American Cancer Society, or ACS, estimated there were approximately 282,000 new cases of female breast cancer and over 43,600 deaths from metastatic breast cancer in the United States. Treatment decisions are based on a combination of individual patient characteristics and tumor biology, most importantly the expression of three proteins: ER, progesterone receptor, or PR, and human epidermal growth factor receptor 2, or HER2. Approximately 75% of all breast cancers are ER+, and approximately 65% are ER+/HER2- highlighting the central role of the ER in driving a large majority of breast cancer. Approximately 6-10% of breast cancer patients present with metastatic disease at diagnosis and a further 20-30% of patients initially diagnosed with early-stage disease ultimately develop metastatic disease. The current five-year survival rate for patients with ER+ metastatic breast cancer is approximately 30%. In 2020, worldwide sales for endocrine and targeted therapies treating ER+ breast cancer patients totaled $20.5 billion.

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

Based on these nonclinical differences, we believe that OP-1250 has the potential to demonstrate clinical outcomes superior to fulvestrant. Furthermore, OP-1250 has the potential to benefit patients with metastatic breast cancer, initially for patients who have previously received endocrine therapy, as well as those who are treatment naïve in the metastatic setting, and advance into the adjuvant setting for early-stage ER+ breast cancer. In multiple nonclinical animal models of anti-cancer activity, including patient-derived xenografts with tumors containing activating mutations in the ER, OP-1250 monotherapy led to tumor shrinkage or in some cases tumor eradication, as well as long-term post-treatment survival. In each of these nonclinical models, the effect of OP-1250 was superior to that of fulvestrant, an effect which we determined was driven both by improved pharmacokinetic, or PK, properties, and higher plasma and tumor drug concentrations. In nonclinical studies, OP- 1250 demonstrated robust central nervous system, or CNS, penetration, and in an intracranial breast cancer brain metastases xenograft study, OP-1250 demonstrated the ability to shrink tumors and improve survival in mice. OP-1250 has the potential to address a critical unmet need as 10-15% of ER+ breast cancer patients develop brain metastases for which there are currently limited treatment options. In addition, we believe that combining OP-1250 with HER2 targeted agents may represent an opportunity to improve upon recent advancements in the treatment of CNS disease in patients that express both ER and HER2, as up to 50% of patients with metastatic HER2+ breast cancer develop CNS disease, and the majority of patients with HER2+ breast cancer also express ER. In nonclinical studies, the addition of OP-1250 to HER2 inhibitors improved tumor growth inhibition in both ER+/HER2+ cell line-derived xenograft and patient-derived xenograft models.

As summarized in our pipeline figure below, our plan is to develop our wholly-owned lead product candidate, OP-1250, in a number of ER+ breast cancer indications, both as a monotherapy and in combination with approved targeted therapies that have shown improved outcomes with other endocrine therapies.

Figure 1. Olema Pipeline

In August 2020, we initiated a Phase 1/2 clinical trial of OP-1250 in patients with recurrent, locally advanced or metastatic ER+/HER2- breast cancer whose disease has progressed on endocrine therapy. Phase 1a consists of monotherapy dose escalation to evaluate the safety and PK of OP-1250 and to determine the maximum tolerated dose, or MTD, and/or the recommended Phase 2 dose, or RP2D. In November 2021, we reported interim Phase 1a data, with OP-1250 demonstrating attractive pharmacokinetics with oral bioavailability and dose-proportional exposures supporting once daily dosing; favorable tolerability with no maximum tolerated dose defined, and no clinically significant bradycardia, ocular toxicity or diarrhea; and evidence of single-agent activity in patients who had advanced on multiple prior therapies in the advanced setting, including CDK 4/6 inhibitors, and confirmed partial responses in patients with baseline estrogen receptor 1, or ESR1, activating mutations. We believe that with this profile, OP-1250 has the potential to become the endocrine therapy of choice for the treatment of ER+ / HER2- breast cancer.

We completed the Phase 1a dose escalation portion of our trial and we are currently conducting Phase 1b dose expansion at two dose levels (60 mg and 120 mg daily), which will help inform the selection of the Recommended Phase 2 Dose, or RP2D, to advance into Phase 2 efficacy evaluation. Phase 2 efficacy evaluation is expected to initiate in the first half of 2022 with approximately 80 patients enrolled across three cohorts: patients with measurable disease (n=50), patients with non-measurable disease (n=15), and patients with CNS metastasis (n=15).

In addition, we plan to explore the potential clinical benefit of OP-1250 in combination with other approved agents for breast cancer, such as inhibitors of CDK4/6 and phosphatidylinositol 3-kinase alpha, or PI3Ka, which have been shown to lead to improvements in both progression-free and overall survival. In July 2020, we entered into a non-exclusive agreement with Novartis Institutes for BioMedical Research, Inc., or Novartis, to evaluate the combination of OP-1250 and Novartis’ KISQALI® (ribociclib), a CDK4/6 inhibitor, as well as PIQRAY® (alpelisib), their PI3Ka inhibitor. Under the terms of the collaboration, Novartis will be responsible for funding a capped majority of the costs for the Phase 1b clinical trial, as well as supplying their drugs. In November 2020, we entered into a non-exclusive clinical trial agreement with Pfizer Inc., or Pfizer, to evaluate the safety and tolerability of OP-1250 in combination with Pfizer’s proprietary CDK4/6 inhibitor IBRANCE® (palbociclib) in patients with recurrent, locally advanced or metastatic ER+, HER2- breast cancer in a clinical trial. Under the terms of the non-exclusive agreement, we will be responsible for conducting the clinical trial for the combined therapy and Pfizer is responsible for supplying IBRANCE® (palbociclib) to us at no cost to us. In December 2021, we initiated a Phase 1b clinical trial of OP-1250 in combination with palbociclib. Additional combination studies with CDK4/6 and PI3Ka inhibitors are planned in 2022.

In addition, we plan to initiate a Phase 1b clinical trial of OP-1250 in combination with HER2+ inhibitors in patients with ER+/HER2+ breast cancer and CNS metastasis in 2022.

Our Strategy

Our goal is to discover, develop and commercialize next generation targeted therapies for women’s cancers. The key elements of our business strategy to achieve this goal include:

●	Applying our deep understanding of nuclear receptors — particularly the ER — and mechanisms of resistance to develop novel therapeutic approaches for endocrine-driven cancers. Our team has spent over a decade characterizing the structure and function of the ER and its role in driving tumor cell proliferation in HR+ breast cancer. Our knowledge of the ER’s functional domains combined with our medicinal chemistry expertise has allowed us to develop a potent and oral compound that both completely inactivates and strongly promotes degradation of the ER in nonclinical studies. We believe OP-1250’s oral formulation and dual mechanism of action as a CERAN/SERD directly address the limitations of current endocrine therapies, such as fulvestrant and tamoxifen, and has the potential to drive deeper, more durable responses.
●	Rapidly advancing our lead product candidate, OP-1250, through clinical development as a monotherapy for ER+/HER2- breast cancer. We are currently evaluating OP-1250 monotherapy in a Phase 1/2 dose escalation and expansion clinical trial in patients with recurrent, locally advanced or metastatic ER+/HER2- breast cancer whose disease has progressed on endocrine therapy. We reported initial data from this trial in November 2021. After examining safety and PK as well as determining the RP2D, we intend to advance OP-1250 into Phase 2 efficacy evaluation, and to study OP-1250 in patients with earlier stage disease.
●	Establishing OP-1250 as the endocrine therapy of choice with targeted therapy combinations for the treatment of metastatic ER+ breast cancers. We believe OP-1250’s differentiated product profile has the potential to overcome many of the limitations of current treatment options. We plan to explore the potential clinical benefit of OP-1250 in combination with other approved agents for breast cancer, such as inhibitors of CDK4/6 and PI3Ka, which have been shown to lead to improvements in both progression-free and overall survival. At low concentrations in nonclinical models, OP-1250 worked in combination with inhibitors of CDK4/6 and PI3Ka. In July 2020, we entered into a non-exclusive agreement with Novartis to evaluate the combination of OP-1250 and KISQALI® (ribociclib), a CDK4/6 inhibitor as well as PIQRAY® (alpelisib), a PI3Ka inhibitor. In November 2020, we entered into a non-exclusive agreement with Pfizer to evaluate OP-1250 in combination with IBRANCE®, a selective CDK4/6 inhibitor. In December 2021, we initiated a Phase 1b clinical trial of OP-1250 in combination with palbociclib. Additional combination studies with CDK4/6 and PI3Ka inhibitors are expected to initiate in 2022. Our goal is to successfully demonstrate improved efficacy and a favorable tolerability profile in combination with other targeted therapies in order to position OP-1250 as the endocrine therapy of choice.

●	Exploring additional clinical opportunities for OP-1250, including metastatic breast cancer with brain metastases and other hormone sensitive tumors. Metastatic breast cancer is the second most common cancer associated with brain metastases in the United States. Of women with ER+ metastatic breast cancer, 10-15% will develop brain metastases, which present a significant challenge to systemic therapy. The primary treatment for CNS metastases is typically surgery, radiation, or a combination of both and these patients tend to have a poor prognosis. In nonclinical studies, OP-1250 demonstrated robust CNS penetration, and in an intracranial breast cancer brain metastases xenograft study, OP-1250 demonstrated the ability to shrink tumors and improve survival in mice. In addition, we believe that combining OP-1250 with HER2 targeted agents may represent an opportunity to improve upon recent advancements in the treatment of CNS disease in patients that express both ER and HER2, as up to 50% of patients with metastatic HER2+ breast cancer develop CNS disease, and the majority of patients with HER2+ breast cancer also express ER. In nonclinical studies, the addition of OP-1250 to HER2 inhibitors improved tumor growth inhibition in both ER+/HER2+ cell line-derived xenograft and patient-derived xenograft models.
●	Continuing to evaluate opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties. We own full worldwide development and commercialization rights to OP-1250. We have established a clinical collaboration with Novartis and intend to continue evaluating opportunities to work with partners that meaningfully enhance our capabilities with respect to the development and commercialization of OP-1250. In addition, we intend to commercialize our product candidates in key markets either alone or with partners in order to maximize the worldwide commercial potential of our programs.
●	Expanding our portfolio of therapies focused on women’s oncology through both internal research activities and business development efforts. We are applying our internal drug discovery capabilities to identify and evaluate novel targeted therapies that can improve the lives of women with cancer. We have an active discovery research team exploring additional opportunities for targeted therapies for breast cancer. We will also continue to explore opportunities to acquire products and technologies that align with our core areas of expertise and complement our existing portfolio.

Our Opportunity

Epidemiology and classification of breast cancer

Breast cancer is the second-most common cancer worldwide, with nearly 2 million new diagnoses per year. In 2021, the ACS estimate there were approximately 282,000 new cases of female breast cancer and over 43,600 deaths in the United States, making it the second-leading cause of cancer death in women. Approximately 2,500 men are also diagnosed with breast cancer each year in the United States. Breast cancer is a heterogeneous disease which is grouped into several clinical subtypes based on the expression of three proteins: ER, PR and HER2. Both ER and PR are hormone receptors, and tumors that express either of these receptors are referred to as HR+. It is unusual for a tumor to express PR in the absence of the ER, therefore most tumors are referred to as either ER+ or ER-. Tumors that express HER2 are denoted HER2+, and tumors that do not express ER, PR or HER2 are classified as triple negative breast cancer. Approximately 75% of all breast cancers are ER+, and approximately 65% are ER+/HER2-, highlighting the central role of ER signaling in driving a large majority of breast cancer. The percentage breakdown of all breast cancers by subtype are shown in Figure 2.

Figure 2. Types of breast cancer

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

While there are national guidelines and recommendations for the treatment of metastatic breast cancer, the actual treatment decision is based on a combination of individual patient characteristics and tumor biology, including whether they received adjuvant therapy and if so, how quickly the cancer recurred. There is significant overlap in the agents that are recommended, but guidelines vary in the sequence in which these agents are used. In the past five years, several new classes of targeted therapies have been approved to be used in combination with endocrine agents for the treatment of HR+/HER2- breast cancer. Inhibitors of CDK4/6, such as palbociclib, ribociclib and abemaciclib, used in combination with an AI or fulvestrant, led to significant increases in progression- free survival and overall survival. Alpelisib, a PI3Ka inhibitor, was approved in 2019 in combination with fulvestrant for the treatment of HR+/HER2- breast cancers that have mutations in PIK3CA. Figure 3 shows the endocrine treatment options available for ER+ metastatic breast cancer, and an example of the sequence of treatments, by agent and line of therapy.

Figure 3. Available endocrine options and example of sequential alternating of endocrine based therapy in ER+ metastatic breast cancer

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

Figure 4. ER is a tripartite protein with two distinct transcription factor activation domains,
AF1 and AF2

Classes of endocrine therapies and their limitations

For more than four decades, researchers have been developing new approaches and therapies to prevent activation of the ER pathway, thereby inhibiting the ability of the ER to drive tumor cell growth. Figure 5 describes the two major classes of endocrine therapies, aIs and ER antagonists. In 2020, worldwide sales for endocrine and targeted therapies treating ER+ breast cancer patients totaled $20.5 billion.

Figure 5. Classes of endocrine therapies

Antagonists with partial agonist activity

In 1977, the first endocrine therapeutic, tamoxifen, was approved by the FDA for the treatment of breast cancer. Although tamoxifen directly competes with estrogen and prevents activation of the AF2 transcription factor activation domain, it does not block AF1 activity and therefore does not completely inhibit ER function (Figure 6). As a consequence of this partial agonist activity, tamoxifen mimics estrogen in some circumstances and promotes proliferation. In addition, some breast cancers can develop resistance to these partial agonists by activation of upstream AF1 signaling pathways, such as mTOR, PI3K, MAPK, c-SRC, EGFR, FGFR and IGFR. Therefore, while tamoxifen is commonly used today, it is challenged by acquired drug resistance and a relatively short duration of response.

Figure 6. Partial agonists, such as tamoxifen, are unable to completely block ER activation

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

CERANs

A CERAN is a molecule that completely blocks the ability of both AF1 and AF2 to stimulate gene transcription (Figure 7). CERANs inhibit activation of the AF2 transcription factor activation domain and inactivate AF1 activity by recruiting nuclear receptor corepressors of the N-CoR/SMRT family. Previous work by one of our co-founders identified specific interactions between fulvestrant-bound ER and N-CoR and that the strength of these interactions correlated with the ability of fulvestrant-bound ER to inactivate gene transcription through the transcription factor activating domain, AF1.

Figure 7. CERANs block AF1 and AF2 activity inhibiting cell proliferation

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

Our solution, OP-1250

OP-1250 is an oral small molecule clinical-stage product candidate for the treatment of endocrine-driven cancers. OP-1250 was designed by our scientific team based both on a detailed structural understanding of the ER and on known alterations to this structure induced by fulvestrant and other ER ligands. We have demonstrated in nonclinical studies that OP-1250 functions both as a CERAN, inactivating both AF1 and AF2 transcriptional activation functions, and a SERD, promoting degradation of the ER. In several xenograft models, OP-1250, both as a monotherapy and in combination with CDK4/6 inhibitors, demonstrated robust tumor shrinkage, including in a breast cancer brain metastasis model. In November 2021, we presented interim Phase 1a dose escalation data from our ongoing Phase 1/2 clinical trial of OP-1250 as a monotherapy treatment in ER+/HER2- breast cancer. The Phase 1b dose expansion stage of the clinical trial is ongoing at two dose levels (60 mg and 120 mg daily) and is expected to enroll 15 patients in each cohort. Phase 2 efficacy evaluation is expected to initiate in the first half of 2022 with approximately 80 patients enrolled across three cohorts: patients with measurable disease (n=50), patients with non-measurable disease (n=15), and patients with CNS metastasis (n=15). In December 2021, we initiated a Phase 1b clinical trial of OP-1250 in combination with the CDK4/6 inhibitor, palbociclib. We plan to initiate additional combination studies with CDK4/6 and PI3Ka inhibitors, along with a Phase 1b clinical trial of OP-1250 in combination with HER2+ inhibitors in patients with ER+/HER2+ breast cancer and CNS metastasis in 2022. A pivotal study for OP-1250 as a monotherapy in the metastatic setting is expected to initiate in 2023. We believe OP-1250’s oral formulation and dual mechanism of action directly address the limitations of current endocrine therapies, such as fulvestrant and tamoxifen, and position OP-1250 as a potential endocrine therapy of choice for the treatment of ER+ breast cancers.

Phase 1a dose-escalation initial data

We reported the first clinical data from the Phase 1a dose-escalation portion of the ongoing Phase 1/2 clinical trial of OP-1250 in November 2021, with a data cutoff of November 1, 2021. These initial data provide proof-of-concept for OP-1250 as a once-daily oral monotherapy in women with recurrent, locally advanced or metastatic ER+ / HER2- breast cancer.

Pharmacokinetics, safety, tolerability, and anti-tumor activity of once-daily OP-1250 monotherapy were evaluated in the open-label, dose-escalation portion of the ongoing Phase 1/2 clinical trial (NCT04505826). As of November 1, 2021, a total of 41 patients with recurrent, locally advanced or metastatic ER+ / HER2- breast cancer were enrolled across seven dose cohorts (30 mg, 60 mg, 90 mg, 120 mg, 150 mg, 210 mg, and 300 mg once-daily). As shown in Figure 8 below, this was a heavily pretreated population: 95% of patients were previously treated with a cyclin-dependent kinase (CDK) 4/6 inhibitor (9 patients, or 22%, received 2 or more prior CDK4/6 inhibitor regimens), 68% of patients received prior fulvestrant, and 42% received prior chemotherapy in the advanced setting. Overall, patients received a median of three prior lines of anti-cancer therapy and two prior lines of endocrine therapy in advanced settings. Of 39 patients whose circulating tumor DNA (ctDNA) was assessed, ESR1 mutations were detected in 49% at baseline.

Figure 8. OP-1250 Phase 1 Study Population Received Extensive Prior Therapy

PK

Pharmacokinetic analyses demonstrated dose-proportional increases in OP-1250 exposures across all evaluated doses, high oral bioavailability and steady-state plasma levels with minimal peak-to-trough variability. As shown in Figure 9 below, at doses 60 mg and above, OP-1250 achieved exposures exceeding the predicted thresholds for maximal anti-tumor efficacy based on preclinical models.

Figure 9. OP-1250 Mean Plasma Concentration-Time Profiles (C2D1)

Tolerability

OP-1250 was generally well tolerated, and no dose-limiting toxicities were reported at any of the seven dose levels studied. A maximum tolerated dose was not reached. The majority of reported adverse events were grade 1 or 2 at all dose levels, and the most common treatment-related adverse events as assessed by study investigator were nausea (49%), fatigue (34%), vomiting (22%) and headache (17%). No clinically significant bradycardia, ocular toxicities or diarrhea occurred. As of the data cut-off of November 1, 2021, 3 patients had grade 4 neutropenia attributed to study drug by the investigator. Two of these patients presented with fever and neutropenia. A RP2D range of 60 mg to 120 mg was identified for further evaluation based on pharmacokinetics, favorable tolerability, and initial evidence of anti-tumor activity.

Figure 10. Treatment-Related Adverse Events

TREA: treatment-related adverse event as assessed by study investigator.

Efficacy Profile

Early evidence of anti-tumor activity was observed in patients across all dose levels tested in the Phase 1a dose escalation portion of the trial.  Patients were scheduled for tumor assessments at eight-week intervals.  Patients were considered efficacy-evaluable for overall response rate, or ORR, if they had RECIST-measurable disease at baseline and at least one post-baseline tumor assessment or discontinued treatment prior to their first post-baseline assessment, and for CBR if they were enrolled at least 24 weeks prior to the data cut-off date.

As set forth in the Figures 11 and 12 below, as of the data cut-off date of November 1, 2021, three partial responses were observed among 24 efficacy-evaluable patients, including two confirmed partial responses and one unconfirmed partial response.  The patient with the unconfirmed partial response demonstrated robust target lesion reduction of 100% but remained unconfirmed due to progressive disease with a new lesion appearing at a follow-up visit. All three responses occurred in patients with ESR1 mutations and who had previously received CDK4/6 and aromatase inhibitors, and fulvestrant. Four response-eligible patients had target lesion reductions of greater than 30%.  Across all doses, the ORR was 8% (2/24) and the CBR was 29% (7/24). For the dose levels within the RP2D range, the ORR was 17% (2/12) and the CBR was 46% (6/13).  As of the data cut-off date, 32% of patients (13/41) remained on treatment with efficacy data continuing to mature, including both patients with confirmed partial responses.

Figure 11: Best Response of Target Lesion in Patients with Measurable Disease

*Patient’s response unconfirmed due to progression with a new non-target lesion at follow-up visit. Efficacy-evaluable patients include those with measurable disease at baseline and at least one post-baseline scan. Data cut-off: November 1, 2021. PR, partial response; SD, stable disease; PD, progressive disease.

Figure 12: Treatment Duration (weeks) and Response by Dose in All Patients (N=41) as of Nov. 1, 2021

*Four patients in the 300 mg cohort dose reduced, three to 120 mg and one to 60 mg with most occurring at the beginning of cycle 2. These patients are included in RP2D CBR calculation set forth above. PR, partial response; PD, progressive disease; AI, aromatase inhibitor; CDK4/6i, cyclin-dependent kinases inhibitor. Data cut-off: November 1, 2021.

Clinical development plan for OP-1250 and additional clinical opportunities

Based on data from the Phase 1a dose-escalation portion of our Phase 1/2 clinical trial, we are advancing OP-1250’s clinical development program with a number of anticipated program milestones. The Phase 1b dose expansion portion of our Phase 1/2 clinical trial is ongoing at two dose levels (60 mg and 120 mg daily) and is expected to enroll 15 patients in each cohort. Findings from this stage will help inform selection of the RP2D.

After determining the RP2D for OP-1250, we expect to initiate the Phase 2 efficacy evaluation in the first half of 2022 with approximately 80 patients enrolled across three cohorts: patients with measurable disease (n=50), patients with non-measurable disease (n=15), and patients with CNS metastasis (n=15).

Figure 12. Designs of the Phase 1/2 OP-1250-001 trial and Phase 1b OP-1250-002 for OP-1250

In December 2021, we initiated a Phase 1b clinical trial of OP-1250 in combination with palbociclib, a CDK4/6 inhibitor. We expect to initiate additional combination studies with CDK4/6 and PI3Ka inhibitors in 2022. Each of the combination trials will be evaluated in an abbreviated dose escalation followed by a small expansion cohort to further evaluate the safety of each of the two combinations. We expect to initiate a pivotal study for OP-1250 in the metastatic setting in 2023.

While all populations described above are in patients with ER+/HER2- breast cancer, we believe that there is an opportunity for us to study OP-1250 in patients with ER+/HER2+ breast cancer, which represents approximately 11% of breast cancer patients and more than 50% of the patients with HER2+ breast cancer. In particular, up to 50% of patients with metastatic HER2+ breast cancer develop CNS disease. We believe that combining OP-1250 with HER2 targeted agents may represent an opportunity to improve upon recent advancements in the treatment of CNS disease in patients that express both ER and HER2. We expect to initiate a Phase 1b clinical trial of OP-1250 in combination with HER2+ inhibitors in patients with ER+/HER2+ breast cancer and CNS metastasis, in 2022.

We are conducting a series of pharmacology studies for OP-1250, including drug-drug interaction, or DDI, fed/fast and bioequivalence to a tablet formulation, and expect to complete these studies in 2022. We believe that the conversion from capsule to tablet formulation of OP-1250 may help lower the incidence of upper gastrointestinal adverse events we observed in the Phase 1a portion of our clinical trial. We expect to transition to tablet administration prior to initiation of a pivotal study in 2023.

In addition to breast cancer, we intend to explore the use of OP-1250 in various gynecological malignancies, beginning with endometrial cancer. Approximately 80% of endometrial tumors are “endometriod” in nature and these tumors are driven by estrogen.

While our initial trials are focused on treating breast cancer patients with metastatic disease, we believe that if OP-1250 is determined to be safe and effective in this population, there is potential for it to be used in earlier stage disease. Based on our extensive nonclinical studies, including certain head-to-head studies, we believe that OP-1250 could have superior PK properties and improved clinical outcomes than fulvestrant. If proven in the clinic, we believe that OP-1250 has the potential to not only replace fulvestrant but to become the endocrine treatment of choice for the treatment of both advanced/metastatic ER+ breast cancer as well as ultimately in early-stage ER+ breast cancer in the adjuvant setting.

Nonclinical data

Complete ER antagonism

A key distinguishing feature of CERANs is that they completely lack any agonistic estrogen-like effects, and completely block the effects of estrogen. In a nonclinical model, we evaluated OP-1250 and other compounds with publicly-disclosed chemical structures that have been or are in clinical development for ER+ breast cancer to compare their ability to block breast cancer proliferation and degrade estrogen receptors. Alkaline phosphatase is an estrogen-responsive gene in ECC-1 cells driven by AF1 action. The in vitro alkaline phosphatase, or AP, model is a method of determining complete ER antagonism. As shown in Figure 13 below, OP-1250 and other CERANs lack agonistic estrogen like effects and completely block the effects of estrogen.

In the absence of estrogen, OP-1250 and other CERANs completely inactivated AF1 and did not stimulate AF1-dependent AP activity. In the presence of estrogen, OP-1250 and other CERANS demonstrated complete antagonism while non-CERANs were unable to fully inhibit estrogen-stimulated AF-1 activity.

Figure 13. CERANs do not activate AF1 in the absence of estrogen, and partial and strong agonists do not fully inhibit estrogen-stimulated AF-1 activity

SERD activity

SERDs are ER ligands that lead to partial degradation of the ER. This degradation takes place within four hours after exposure of cells to the SERD, indicating that it comes from destabilization of the ER protein. In a nonclinical analysis, we have tested the ability of OP-1250, fulvestrant, other CERANs and several non-CERAN SERDs to degrade ER across five different cell lines. As shown in Figure 14, after treatment of these cell lines for four hours, OP-1250 and other CERANs strongly degraded the estrogen receptor in all five ER+ cell lines, while non-CERANS demonstrated variable and inconsistent ER degradation. Of note, Estradiol, or E2, the prototypical agonist of ERa, degraded ERa in all five ER+ cell lines. In all cases, none of the compounds achieved full ER degradation, further supporting our belief that complete ER antagonism is independent from degradation and key to inactivating any remaining ER receptor.

Figure 14. CERANs reliably degrade ERa in multiple cell lines while non-CERANs have a variable degradation profile.

Immunoblot of ERa across multiple ER+ cell lines. Cells were incubated with 300nM compounds for 4h in estrogen-depleted media. Shown here are the densitometry results of the immunoblot showing ER⍺ protein levels relative to vehicle-treated cells after normalizing ER⍺ to actin.

Potent anti-proliferative activity

In nonclinical studies, we found that OP-1250 was a potent inhibitor of proliferation in multiple breast cancer cell lines. As shown in Figure 15 below, in a cell proliferation assay using CAMA-1 cells, a human breast cancer line, OP-1250 and other CERANs inhibited estrogen-driven proliferation to a greater degree than non-CERANs.

Figure 15. OP-1250 and CERANs more completely block estrogen-driven breast cancer proliferation than non-CERANs

Proliferation of CAMA-1 breast cancer cells treated with antiestrogens for 6-8 days in the presence of 100pM E2 in E2-depleted media. Cell number was approximated using a DNA-binding dye. Shown are mean values normalized to E2 from 3 independent experiments.

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

Figure 16. Both OP-1250 and fulvestrant inhibit the activity of the ER containing mutations that commonly arise in breast cancer patients treated with other antiestrogen therapies.

AP activity mediated by Y537S and D538G mutant ERa in an endometrial cell line. AP activity was assayed by treating transiently transfected Ishikawa cells with ligands in E2-depleted media for 3 days. Absorbance was read after incubation with a chromogenic substrate for AP. Shown are mean values normalized to vehicle, along with SEM from triplicate wells. The line labeled “endogenous” represents the mean AP activity of cells transfected with an empty vector, indicating the AP activity of the endogenous receptor. ARN-810, also known as GDC-0810, has been discontinued by Genentech.

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

Figure 17. At daily oral doses of 3 mg/kg and above, treatment with OP-1250 led to tumor shrinkage in all treated mice in an HCI-013EI patient-derived xenograft model

Change in tumor volume of HCI-013EI patient-derived tumors, carrying the Y537S mutation in the ER and adapted to grow without estrogen, implanted in the mammary fat pad of non-obese diabetic, or NOD/SCID ovariectomized mice. Mice were treated with oral OP-1250 at the dose indicated, or with subcutaneous fulvestrant (Faslodex preparation). Left panel shows tumor size of each tumor measured with calipers at termination. Right panel shows mean tumor size of each treatment group of 8 over the course of the study.

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

Figure 18. OP-1250 led to tumor shrinkage in multiple breast cancer xenograft models in mice including HCC1500, which contain wild-type ER, and ST941 and HCI-013, which contain the Y537S mutation in ER

HCC1500

ST941

HCI-013

Change in tumor volume of various human xenograft tumors implanted in the mammary fat pad of ovary intact immunodeficient mice supplemented with estrogen releasing pellets and treated with the indicated dose of oral OP-1250, oral OP-1250 plus oral palbociclib, or subcutaneous fulvestrant (Faslodex preparation). Left panel of Figure 18 shows tumor size of each tumor measured with calipers at termination. Right panel shows mean tumor size of each treatment group of eight over the course of the study. HCC1500, wild type ER cell line implanted in NSG mice; ST941 patient derived xenograft, or PDX, model with Y537S ER in JAX nude mice; HCI-013 PDX model with Y537S ER in NOD/SCID mice.

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

Figure 19. OP-1250 demonstrated robust CNS penetration in the mouse brain

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

OP-1250 was effective in an intracranial xenograft brain metastasis model, in which ST941 tumor cells expressing mutant ESR1-Y537S receptors were implanted directly into the brain by stereotactic surgery. Tumors were stimulated with estrogen and allowed to grow for two or three weeks and their presence in the brain confirmed by MRI. The mice were then treated with one of the following: vehicle control; vehicle control with ovariectomy; 5 mg/mouse fulvestrant; 60 mg/kg tamoxifen; 10 mg/kg OP-1250; or 10 mg/kg OP-1250 in combination with 75 mg/kg ribociclib, a CDK4/6 inhibitor known to cross the blood brain barrier. Mice were treated once daily for up to 100 days and followed for tumor size with MRI and survival.

As shown in the figures below, OP-1250 shrank tumors in a preclinical intracranial xenograft metastatic tumor model expressing mutant estrogen receptor ESR1-Y537S. All tumors responded to OP-1250 treatment. At 100 days, tumors in mice treated with 10 mg/kg OP-1250 or the combination of 10 mg/kg OP-1250 and 75 mg/kg ribociclib remained small or undetectable while tumors in mice treated with fulvestrant and tamoxifen had started to grow. Further, treatment with OP-1250 alone or in combination with ribociclib prevented death in all animals at day 120 while the vast majority of untreated animals died by day 25. We believe that the ability of OP-1250 to eradicate brain metastasis in mice demonstrates that OP-1250 may have the potential to advance the treatment of patients with breast cancer with brain metastases.

Figure 20: Treatment with 10 mg/kg OP-1250 was superior to tamoxifen, fulvestrant and ovariectomy in shrinking mutant ESR1-Y537S tumors in an intracranial model of ER+ breast cancer brain metastasis

Figure 21. Treatment with OP-1250 led to long-term survival in a xenograft model of breast cancer brain metastases

Combinations with other breast cancer therapies

As in most other solid tumors, effective antitumor activity often requires the use of combination therapy. In the case of ER+ breast cancer, for example, activation of the CDK4/6 pathway is associated with resistance to fulvestrant and CDK4/6 inhibitors are routinely used in combination with fulvestrant. We observed that OP-1250 in combination with three different CDK4/6 inhibitors resulted in increased inhibition of MCF-7 cell proliferation as did OP-1250 in combination with the PI3Ka inhibitor alpelisib in T47D cells.

Figure 22. The combination of OP-1250 and CDK4/6 inhibitors resulted in potent anti-proliferative activity in MCF-7 cells

In vitro cell proliferation experiment measuring DNA content after 7-day treatment of MCF-7 breast cancer cells with ligands in the presence of 100 pM E2. Shown are mean values normalized to vehicle (+E2), along with SEM from triplicate wells.

Figure 23. The combination of OP-1250 and PI3Ka inhibitors resulted in potent anti-proliferative activity in T47D cells

In vitro cell proliferation experiment measuring DNA content after 6-day treatment of T47D breast cancer cells with ligands in the presence of 100 pM E2. Shown are increasing concentrations of alpelisib with three different concentrations of OP-1250, mean values normalized to vehicle (+E2), and SEM from triplicate wells.

ER+/HER2+ breast cancer

In addition to the favorable efficacy profile of OP-1250 in the Phase 1a dose-escalation portion of the ongoing Phase 1/2 clinical trial of OP-1250 for the treatment of ER+/HER2- breast cancer, we have shown that OP-1250 can also function in combination with HER2 inhibition in ER+/HER2+ breast cancer cell lines and patient-derived xenograft models. The HER2 oncogene is overexpressed in approximately 25% of breast cancer tumors, about half of which also express ER, and HER2+ tumors have a high rate of brain metastasis. In three ER+/HER2+ cell lines, treatment with OP-1250 reversed the increase in cellular growth induced by treatment with E2 and combined effectively at some dose ranges with the HER2 inhibitor tucatinib.

Figure 24. OP-1250 inhibits estrogen receptor-driven proliferation in ER+/HER2+ breast cancer cell lines

Proliferation assays of three ER+/HER2+ cell lines treated for 7 days with OP-1250, tucatinib, or the equimolar combination in stripped serum media supplemented with 500 pM estradiol. All cell lines demonstrate reduction in proliferation with OP-1250 treatment and efficacy of combined compound treatment.

OP-1250 also reduced growth of ER+/HER2+ cell lines or patient-derived xenograft models in mouse xenograft studies. Cells were implanted either subcutaneously or in the mammary fat pad and allowed to establish a tumor prior to dosing with OP-1250 and/or HER2 inhibitors tucatinib and trastuzumab. OP-1250 treatment demonstrated reduced tumor growth in combination with both individual HER2 inhibitors and dual HER2 therapy using both tucatinib and trastuzumab.

Figure 25. The addition of OP-1250 to HER2 inhibitors Tucatinib and Trastuzumab enhances tumor growth inhibition in ER+/HER2+ cell line or patient-derived xenograft models

Xenograft studies of ER+/HER2+ cell line or patient-derived xenograft (PDX) treated with OP-1250 and HER2 inhibitors. Left, tumor volume of BT-474 cell line implanted into the mammary fat pad of NSG mice. Right, tumor growth of CTG-3266 PDX model implanted subcutaneously into nude mice. OP-1250 treatment inhibited growth in both models in combination with HER2 inhibitors. Animals were dosed orally with OP-1250 and tucatinib, and by intraperitoneal injection with trastuzumab at the doses listed.

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

As of January 31, 2022 we have granted patents and pending applications relating to OP-1250, including granted claims that encompass the OP-1250 compound, pharmaceutical compositions that include OP-1250, and certain methods of using OP-1250, including in treatment which may involve combination therapy.  The 20- year term for these patents expires in 2036. In the United States, it is uncertain whether any PTE will be available, and if so, how much. Additional applications are pending, including ones that relate to dosing regimens and treatment of particular cancers and patient populations, and have 20-year terms that expire as late as 2042.

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

We have also applied to register the “Olema,” “Olema Oncology,” “Olema Oncology and design,” and “Olema Therapeutics” trademarks with the USPTO. We do not currently own any U.S. registered trademarks for our brand or trade names. Our trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

There are several currently marketed drugs and product candidates currently in development for the treatment of ER+ breast cancer that may compete with OP-1250 if approved, including: certain CERAN therapies, such as giredestrant (GDC-9545) being developed by Roche Holding AG/Genentech, Inc., fulvestrant, marketed as Faslodex® by AstraZeneca PLC, or any generic equivalents of Faslodex® that are marketed or in development, camizestrant (AZD9833) being developed by AstraZeneca PLC, amcenestrant (SAR439859) being developed by Sanofi S.A. and imlunestrant (LY3484356) being developed by Eli Lilly and Co., ZN-c5 being developed by Zentalis Pharmaceuticals, Inc., elacestrant being developed by Radius Health, Inc., ARV-471 being developed by Arvinas, Inc., rintodestrant (G1T48) being developed by G1 Therapeutics, Inc. H3B-6545 being developed by H3 Biomedicines, a subsidiary of Eisai Co., Ltd, D-0502 being developed by InvestisBio Co., Ltd, and lasofoxifene being developed by Sermonix Pharmaceutials.

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

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, certain ownership and investment interests held by these healthcare providers and their immediate family members.

We may also be subject to data privacy and security regulations promulgated by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, impose requirements on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

We also are or will become subject to privacy laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, in Europe we are subject to Regulation (EU) 2016/679, the General Data Protection Regulation, or GDPR, in relation to our collection, control, processing and other use of personal data (i.e. data relating to an identified or  identifiable living individual). We process personal data in relation to participants in our clinical trials in the European Economic Area, or EEA, including the health and medical information of these participants. The GDPR is directly applicable in each European Union Member State, however, it provides that European Union Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business.

The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of personal data; defines pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are subject to the supervision of local data protection authorities in those European Union jurisdictions where we are established or otherwise subject to the GDPR. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. Further, following the withdrawal of the United Kingdom from the European Union on January 31, 2020, , we must comply with the GDPR and separately the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/ £17 million or 4% of global turnover. In addition, as of January 1, 2021, the United Kingdom Information Commissioner’s Office is not able to be our ‘lead supervisory authority’ in respect of any ‘cross border processing’ for the purposes of the GDPR. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation.

In addition, the GDPR includes restrictions on cross-border data transfers. The European Commission, however, released a set of “Standard Contractual Clauses” in June 2021 that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection.  Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA.  The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data.  Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA.

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

In the United States, California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA became effective on January 1, 2020, and (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches.

In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted. The CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Additionally, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. In addition to the foregoing, any breach of privacy laws or data security laws, particularly resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, could have a material adverse effect on our business, reputation and financial condition. As a data controller, we will be accountable for any third-party service providers we engage to process personal data on our behalf, including our CROs. We attempt to mitigate the associated risks but there is no assurance that privacy and security-related safeguards will protect us from all risks associated with the third-party processing, storage and transmission of such information.

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

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Across the European Union, member states carry out assessments of new pharmaceutical products from an economic, public health, and therapeutic perspective, through a Health Technology Assessment, or HTA, process, which is currently governed by the national laws of member states. In December 2021, the European Parliament voted to implement a regulation regarding HTAs, or the HTA Regulation. The HTA Regulation is scheduled to apply as of January 2025, and will provide a framework for pan-EU clinical assessments, scientific consultations, identification of emerging health technologies, and further cooperation. Entry into application of the Regulation could impose stricter and more detailed procedures to be followed by marketing authorization holders concerning conduct of HTAs in relation to their products which may influence related pricing and reimbursement decisions.  However, under the HTA Regulation, member states will still be free to make their own pricing and reimbursement decisions. Moreover, member states may, and do, choose to restrict the range of products for which their national health insurance systems or national healthcare systems provide reimbursement and to control the prices of such products.  Member states may impose direct controls on pricing, or otherwise adopt a system of direct or indirect controls on the profitability of the companies placing such products on the market.  Other member states allow companies to set their own prices, but monitor and control prescription volumes and issue guidance to medical professionals to limit prescriptions of such products. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Among the ACA’s provisions of importance to the pharmaceutical industry, in addition to those otherwise described above, are the following:

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA.  For example, the Tax Cuts and Jobs Act, or the Tax Act was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form.   Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have also been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures.

There has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals. The FDA concurrently released a final rule and guidance, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, pursuant to the Clinical Trials Regulation, which came into application on January 31, 2022, a clinical trial application, or CTA, must be submitted to via the European Medicine Agency's, or EMA's, Clinical Trials Information System, which will cover all regulatory and ethics assessments from the member states concerned. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. Approval and monitoring of clinical trials in the European Union is the responsibility of individual member states, but compared to the position prior to the applicability of the Clinical Trials Regulation there is likely to be more collaboration, information-sharing, and decision-making between member states.

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

●	The Centralized marketing authorization, which is issued by the European Commission through the Centralized Procedure, based on the scientific opinion of the European Medicine Agency’s Committee for Medicinal Products for Human Use, and which is valid throughout the entire territory of the European Economic Area. The Centralized Procedure is mandatory for certain types of products, such as (i) biotechnology medicinal products such as genetic engineering, (ii) orphan medicinal products, (iii) medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases and (iv) advanced-therapy medicines, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the European Union, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.
●	Decentralized Procedure marketing authorizations are available for products not falling within the mandatory scope of the Centralized Procedure. An identical dossier is submitted to the competent authorities of each of the Member States in which the marketing authorization is sought, one of which is selected by the applicant as the Reference Member State, or RMS, to lead the evaluation of the regulatory submission. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet as distilled from the preliminary evaluation, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the RMS records the agreement, closes the procedure and informs the applicant accordingly. Each Member State concerned by the procedure is required to adopt a national decision to grant a national marketing authorization in conformity with the approved assessment report, SmPC and the labeling and package leaflet as approved. Where a product has already been authorized for marketing in a Member State of the European Economic Area, the granted national marketing authorization can be used for mutual recognition in other Member States through the Mutual Recognition Procedure, or MRP, resulting in progressive national approval of the product in the European Economic Area.
●	National marketing authorizations, which are issued by a single competent authority of the Member States of the European Economic Area and only covers such authority’s respective territory, are also available for products not falling within the mandatory scope of the Centralized Procedure. Once a product has been authorized for marketing in a Member State of the European Economic Area through the National Procedure, this National marketing authorization can also be recognized in other Member States through the Mutual Recognition Procedure.

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

Employees and Human Capital

As of January 31, 2022, we had 74 employees, 73 of whom were full time, consisting of clinical, research, operations, regulatory, finance and business development personnel. 25 of our employees hold Ph.D. or M.D. degrees. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Olema’s commitment to innovation begins with the commitment to creating an environment with the ability to attract and retain highly skilled people, including top scientific talent, as a critical factor for us to deliver on our mission and create value.

As we have grown significantly since our initial public offering in November 2020, we have focused on diversity, inclusion and belonging both at the Board level, where we appointed three global biotech female leaders to our Board, and for all employees, including with the appointment of Naseem Zojwalla, M.D., as our Chief Medical Officer in January 2022.  We have been successful in hiring employees with a broad diversity of experiences and backgrounds. Olema faces significant competition for biotechnology talent from both established and early-stage biotechnology companies.  Further, we are headquartered in the San Francisco Bay Area, a global biotechnology hub with many employment choices.  Despite our early stage, we have been successful in hiring highly qualified staff to join Olema.

We strive to create a positive employee experience by fostering an inclusive and equitable culture. We are committed to the health, safety, and well-being of our employees, with a particular focus on COVID-19 related protections and precautions for our workforce. This commitment is reflected in our ability to attract and retain the best and we have a robust employment package that promotes well-being across all aspects of our employees’ lives, including healthcare, paid time-off, retirement savings with a company match through a 401(k) plan, our equity incentive plans, and our employee stock purchase plan.   The principal purposes of our equity incentive plans are to attract, motivate and retain our employees, consultants, and directors through the granting of stock-based compensation awards. From time to time, including during the first quarter of 2022, we may offer additional stock-based compensation awards to our employees to continue to motivate employees and assist with retention, particularly at times when our stock price, or the stock price of biotechnology companies generally, is volatile. Olema grants stock options to all full-time employees to foster alignment and promote a spirit of ownership.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on the Investors section of our website, www.olema.com, when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A.   Risk Factors.

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

As of December 31, 2021, we had $287.3 million in cash, cash equivalents, and marketable securities. Based on our current operating plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditures requirements into 2024. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, including a default in one or several of the financial institutions in which we hold, or a negative return on, our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, the COVID-19 pandemic and the macro-economic environment generally. Advancing the development of OP-1250 and any future product candidates we may develop will require a significant amount of capital, and our existing cash and cash equivalents will not be sufficient to fund all of the activities that are necessary to complete the development of OP-1250.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through our initial public offering and private financings. We have incurred net losses of $71.1 million, $22.1 million and $4.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. We had an accumulated deficit of $104.2 million as of December 31, 2021. Our losses have resulted principally from expenses incurred in research and development of OP-1250 and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our only product candidate, OP-1250, is in early-stage clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing OP-1250 in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for OP-1250 in other indications.

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

In addition, our consolidated financial statements for the year ended December 31, 2021, included elsewhere in this Annual Report have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for OP-1250. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long-term.

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

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a clinical trial or submitted a New Drug Application, or NDA, to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for OP-1250, we may be unable to generate product revenue and our business, financial condition, results of operations and prospects will be significantly harmed.

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

We intend to develop OP-1250, and may develop other future product candidates, in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, in December 2021, we initiated a Phase 1b clinical trial of OP-1250 in a combination trial with a cyclin-dependent kinase 4 and 6 inhibitor, and we plan to initiate additional combinations trials of OP-1250 as part of combination therapy with independent arms investigating its potential with a cyclin-dependent kinase 4 and 6 inhibitor and with a phosphatidylinositol 3-kinase alpha inhibitor.

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

From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us has resulted and disclosure of interim data by us or by our competitors could in the future result in volatility in the price of our common stock.

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

We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than OP-1250, or product candidates we may develop in the future, our commercial opportunities may be negatively impacted.

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

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union provisionally applied from January 1, 2021, and formally entered into force on May 1, 2021.

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

Great Britain (made up of England, Scotland, and Wales) is no longer covered by the EMA’s procedures for the grant of marketing authorizations (Northern Ireland will be covered by such procedures). A separate marketing authorization will be required to market drugs in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals in Great Britain, would delay or prevent us from commercializing our product candidates in Great Britain and restrict our ability to generate revenue and achieve and sustain profitability.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of OP-1250 or any future product candidates we may develop. For example, during the Phase 1a portion of our Phase 1/2 clinical trial, three patients had grade 4 neutropenia attributed to study drug by the investigator, and two of these patients presented with fever and neutropenia.  Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by OP-1250 or any future product candidates we may develop could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or other comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our drugs, if approved, and accordingly, our business.

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

For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. As a result of litigation challenging the Most Favored Nation model. On December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles.  No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
●	the federal false claims and civil monetary penalties laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities including certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) , other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers.

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

European data protection laws also generally prohibit the transfer of personal data from Europe, including the EEA, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from the European Union to the United States, namely, the Privacy Shield framework administered by the U.S. Department of Commerce, was invalidated by a decision of the European Union’s highest court. The European Commission, however, released a set of “Standard Contractual Clauses” in June 2021 that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection.  The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data.  Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA.

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

In addition,  the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information of consumers or households. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities and may increase our compliance costs and potential liability. Additionally, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

In addition to the foregoing, any breach of privacy laws or data security laws, particularly resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, could have a material adverse effect on our business, reputation and financial condition. As a data controller (under the GDPR) or business (under the CCPA), we will be accountable for any third-party service providers we engage to process personal data on our behalf, including our CROs. We attempt to mitigate the associated risks but there is no assurance that privacy and security-related safeguards will protect us from all risks associated with the third-party processing, storage and transmission of such information.

New legislation proposed or enacted in Illinois, Massachusetts, Nevada, New Jersey, New York, Rhode Island, Washington and other states, and a proposed right to privacy amendment to the Vermont Constitution, imposes, or has the potential to impose, additional obligations on companies that process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements, including the requirement to comply with GDPR, CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, modify our data practices and policies, restrict our business operations, and could restrict the way products and services involving data are offered, all of which could significantly harm our business, financial condition, results of operations and prospects. Further, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.

Many statutory requirements involving privacy and security, both in the United States and abroad, include obligations for companies to notify individuals of security breaches involving certain personal information, which could result from breaches experienced by us or our third-party service providers. For example, laws in all 50 U.S. states and the District of Columbia require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify customers or other counterparties of a security breach. Although we may have contractual protections with our third-party service providers, contractors and consultants, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

We expect that there will continue to be newly proposed health-related, privacy, and security laws and regulations, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations, though our efforts to comply with the evolving data protection rules may be unsuccessful.. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country and our operations or business practices may not comply with these regulations in each country.

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

Risks related to employee matters, managing our growth and other risks related to our business

The COVID-19 pandemic could adversely impact our business, including our nonclinical studies and clinical trials.

The ongoing COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we closed our offices with our administrative employees working outside of our offices and limited the number of staff in any given research and development laboratory. In October 2021, we re-opened our offices to administrative employees, however due to the resurgence of cases relating to the spread of the Delta and Omicron variants, we have continued to limit access to our offices and we may close our offices again in the future as the COVID-19 pandemic continues to evolve.  As a result of the COVID-19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical trial and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff, which we may experience again in the future. Additionally, we may experience further disruptions that could severely impact our business, nonclinical studies and clinical trials, including:

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

Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, as well as the other members of our scientific and clinical teams.

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

As of January 31, 2021, we had 74 employees, 73 of whom were full-time, including 41 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of preventative and detective security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants, collaborators and third-party service providers that process our sensitive information (including personal information and personally identifiable data), are vulnerable to damage or interruption from a variety of sources, including computer viruses, unauthorized access, intentional or accidental acts or omissions by those with authorized access, natural disasters, terrorism, war, telecommunication and electrical failure, and cybersecurity threats (including the deployment of harmful malware, ransomware, denial-of-service attacks, supply chain attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies.

If such an event were to occur or were alleged to have occurred and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws, as applicable, such as HIPAA, CCPA, HITECH and GDPR), it could result in a material disruption or termination of our drug discovery and development programs and our business operations, whether due to a loss of our trade secrets, personal information, or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs and divert resources from other efforts. For example, in November 2021, we were alerted to falsified information circulating on social media relating to our planned poster presentation for the Phase 1 dose-escalation portion of the ongoing Phase 1/2 clinical trial of OP-1250 at the San Antonio Breast Cancer Symposium.  Additionally, the loss of clinical trial data from completed or future clinical trials could result in delays or revocation of our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture OP-1250, and similar events relating to their computer systems could also have a material adverse effect on our business. We may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, to develop and implement protections to prevent future events of this nature from occurring, and to address other related concerns or issues. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of OP-1250 could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security, or CARES, Act signed into law on March 27, 2020. Moreover, under the Tax Act as modified by the CARES Act, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning on or after December 31, 2020. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

The price of our stock has been and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

As of December 31, 2021, we had 40,337,046 shares of common stock outstanding. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

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

Effective December 31, 2021, we are no longer an “emerging growth company,” and the reduced reporting requirements applicable to “emerging growth companies” no longer apply, which increases our costs as a result of being a public company and places additional demands on management.

Effective December 31, 2021, we are no longer classified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. Because we are no longer being classified as an “emerging growth company,” the cost of compliance with Section 404 has required, and will continue to require, us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer if, in the future, material weaknesses are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material effect on our stated operating results. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.

In addition, we have previously taken advantage of the JOBS Act’s reduced disclosure requirements applicable to “emerging growth companies” regarding executive compensation and exemptions from the requirements of holding advisory say-on-pay votes on executive compensation. Since we are no longer classified as an “emerging growth company,” we are no longer eligible for such reduced disclosure requirements and exemptions. As a result, we expect that because we are no longer classified as an “emerging growth company,” we will require additional attention from management with respect to our disclosures and will incur increased costs, which could include higher legal fees, accounting fees, consultant fees and fees associated with investor relations activities, among others.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. For example, during August 2020, in connection with the preparation of our financial statements as of and for the years ended December 31, 2019 and 2018, we identified material weaknesses in our control over financial reporting. While we have remediated these material weaknesses and have implemented processes and controls over financial reporting to address the historical internal control deficiencies, there remains risk that future deficiencies may arise. Overall, we will continue with the implementation of additional measures around internal controls and these will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. If we are unable to avoid future material weaknesses, our operations, financial reporting, or financial results could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.      Properties.

Our corporate headquarters are located in San Francisco, California, where we lease approximately 15,000 square feet of office and laboratory space pursuant to lease agreements that expire between August 2022 and February 2026. We also lease a co-working space in Boston, Massachusetts. We believe that these existing facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders of Record

As of the close of business on February 18, 2022, there were 40 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

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

Item 6.      Reserved.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s discussion and analysis (“MD&A”) of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Annual Report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements” in this Annual Report.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next generation targeted therapies for women’s cancers. Our team has spent the past decade characterizing the structure and function of the estrogen receptor, or ER, a key driver of breast cancer in approximately 75% of patients, in order to develop more potent, oral therapies that completely inactivate this signaling pathway. Our lead product candidate, OP-1250, is a novel oral therapy with combined activity as both a complete ER antagonist, or CERAN, and a selective ER degrader, or SERD, which we believe will drive deeper, more durable responses than existing therapies. OP-1250, both as a monotherapy and in combination with inhibitors of cyclin-dependent kinase 4 and 6, or CDK4/6, demonstrated robust tumor shrinkage in several xenograft models, including a breast cancer brain metastasis model. In August 2020, we initiated an ongoing Phase 1/2 dose escalation and expansion trial evaluating OP-1250 for the treatment of recurrent, locally advanced or metastatic ER-positive, or ER+, human epidermal growth factor receptor 2-negative, or HER2-, breast cancer. We reported initial data from the Phase 1 dose escalation portion of this trial in November 2021, which provide proof-of-concept for OP-1250 as a monotherapy treatment for ER+/HER2- breast cancer. We own worldwide development and commercialization rights to OP-1250. We believe OP-1250’s oral formulation and dual mechanism of action directly address the limitations of current endocrine therapies, such as fulvestrant and tamoxifen, and position OP-1250 as a potential endocrine therapy of choice for the treatment of ER+ breast cancers. Our goal is to transform the standard of care for women living with cancers by developing more effective therapies that apply our deep understanding and collective expertise in endocrine-driven cancers, nuclear receptor activities and mechanisms of acquired resistance.

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

Through December 31, 2021, we had received aggregate gross proceeds of $392.7 million from sales of our common stock, convertible preferred stock, issuance of convertible promissory notes since our inception, stock option exercises, and sale of stock through the employee stock purchase plan (“ESPP”). As of December 31, 2021, we had $287.3 million in cash, cash equivalents and marketable securities. In January 2020, we received proceeds of $3.0 million from the issuance of convertible promissory notes, or the 2020 Notes. From March 2020 through June 2020, we issued 10,801,277 shares of our Series B convertible preferred stock at a price of $4.712 per share for cash proceeds of $50.9 million, and 638,270 shares of our Series B convertible preferred stock upon conversion of the 2020 Notes (including accrued interest). In September 2020, we issued 7,904,135 shares of our Series C convertible preferred stock at a price of $11.063 per share for cash proceeds of $87.4 million. In November 2020, we completed the initial public offering of our common stock, in which we issued an aggregate of 12,650,000 shares of common stock, including 1,650,000 shares of common stock issued pursuant to the over-allotment option granted to the underwriters, at a price of $19.00 per share, for gross cash proceeds of $240.4 million, before underwriting discounts and commissions. We received approximately $220.6 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2024.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $71.1 million, $22.1 million, and $4.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidate, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of December 31, 2021, we had an accumulated deficit of $104.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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

The COVID-19 pandemic continues to rapidly evolve. As a result of the COVID-19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical trial and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff, which we may experience again in the future. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with many of our employees working remotely. We continue to actively monitor the rapidly evolving situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. During 2021, although we modified our operations and practices due to the COVID-19 pandemic and to comply with federal, state and local requirements, our business, operations and development timelines were not material adversely affected. In October 2021, the Company re-opened its offices to administrative employees, however due to the resurgence of cases relating to the spread of the Delta and Omicron variants, the Company continued to limit access to its offices and may close its offices again in the future as the COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans in the future, including the resulting impact on our expenditures and capital needs, remains uncertain.

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

Research and development expenses to advance the development of our lead product candidate and nonclinical program were $51.1 million, $13.7 million and $3.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

We expect that our general and administrative expenses will increase substantially in the foreseeable future as we increase our headcount to support the continued research and development of our programs and the growth of our business. We also anticipate incurring additional expenses associated with operating as a public company, including increased expenses related to ongoing consolidated financial statement audit and interim-period quarterly reviews, internal control over financial reporting compliance and audit, legal, other regulatory and compliance, director and officer insurance, investor and public relations and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

Total other income (expense), net

Interest income, interest expense and other expense

Total other income (expense), net consists of interest income, interest expense, and other expense. Interest income primarily consists of interest income on our cash equivalents and marketable securities. Interest expense primarily consisted of interest on our convertible promissory notes, and a non-cash interest charge related to a beneficial conversion feature on a convertible note that was issued in January 2020. Other expense consists of miscellaneous expenses not related to operating activities.

Results of operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	$ Change
	(in thousands)
Operating expenses:
Research and development	$51,100	$13,704	$37,396
General and administrative	20,391	7,824	12,567
Total operating expenses	71,491	21,528	49,963
Loss from operations	(71,491)	(21,528)	(49,963)
Other income (expense), net:
Interest income	442	60	382
Interest expense	—	(653)	653
Other expense	(47)	—	(47)
Total other income (expense), net	395	(593)	988
Net loss	$(71,096)	$(22,121)	$(48,975)

Research and development expenses

Research and development expenses for the year ended December 31, 2021 were $51.1 million, compared to $13.7 million for the year ended December 31, 2020. The increase of $37.4 million was primarily due to increased spending in (i) advancing the clinical study for our lead product candidate OP-1250 and the associated contract manufacturing costs, (ii) nonclinical research and discovery program costs, and (iii) personnel-related costs due to increased headcount, and an increase in non-cash stock-based compensation of $7.4 million recognized during the year ended December 31, 2021.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2021 were $20.4 million compared to $7.8 million for the year ended December 31, 2020. The increase of $12.6 million was primarily due to increased spending in (i) personnel-related costs due to higher headcount, (ii) public company-related expenses, and (iii) other corporate costs and an increase in non-cash stock-based compensation expenses of $5.5 million recognized during the year ended December 31, 2021.

Other income (expense), net

Other income (expense), net for the year ended December 31, 2021 was $0.4 million, compared to $0.6 million expense for the year ended December 31, 2020. The increase of $1.0 million was primarily due to non-cash interest charge incurred in connection with convertible notes issued in January 2020 that was not repeated in 2021, and an increase in interest income from our marketable securities in the year ended December 31, 2021.

Comparison of the years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019	$ Change
	(in thousands)
Operating expenses:
Research and development	$13,704	$3,920	$9,784
General and administrative	7,824	403	7,421
Total operating expenses	21,528	4,323	17,205
Loss from operations	(21,528)	(4,323)	(17,205)
Other (expense) income:
Interest income	60	7	53
Interest expense	(653)	—	(653)
Total other income (expense), net	(593)	7	(600)
Net loss and comprehensive loss	$(22,121)	$(4,316)	$(17,805)

Research and development expenses

Research and development expenses for the year ended December 31, 2020 were $13.7 million, compared to $3.9 million for the year ended December 31, 2019. The increase of $9.8 million was primarily due to increased spending in (i) advancing our lead product candidate OP-1250 clinical study and the associated contract manufacturing costs, (ii) other nonclinical research and discovery program costs, and (iii) personnel-related costs due to increased headcount, and an increase in non-cash stock-based compensation of $2.0 million recognized during the year ended December 31, 2020.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2020 were $7.8 million compared to $0.4 million for the year ended December 31, 2019. The increase of $7.4 million was primarily due to increased salary expense associated with our expanded executive team, fees paid to outside consultants in connection with our initial public offering and operating as a public company, and an increase in non-cash stock-based compensation of $1.1 million recognized during the year ended December 31, 2020.

Other income (expense), net

Other income (expense), net for the year ended December 31, 2020 was $(0.6) million, which primarily consisted of a non-cash interest charge incurred in connection with convertible notes issued in January 2020.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $71.1 million, $22.1 million, and $4.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had $287.3 million in cash, cash equivalents and marketable securities and an accumulated deficit of $104.2 million. We had no debt outstanding as of December 31, 2021. Through December 31, 2021, we had received aggregate gross proceeds of $392.7 million from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, and the sale of stock through the ESPP.

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

Future funding and material cash requirements

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

We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024 at which point we would need to obtain substantial additional funding in connection with our continuing operations.

The following table presents our material cash requirements for future periods:

	Material cash requirements due by period
	Less than 1	More than 1
(in thousands)	year	year	Total
Operating leases(1)	$1,168	$2,663	$3,831
(1)	We conduct our research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. We have contractual arrangements in the normal course of business with these parties, however, our contracts with them are cancelable generally on reasonable notice within one year and our obligations under these contracts are primarily based on services performed. We included certain contracts that have significant cancellation penalties and are material, which make the continuation of these arrangements reasonable.

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net cash used in operating activities	$(50,690)	$(19,866)	$(3,081)
Net cash used in investing activities	(275,438)	(56)	—
Net cash provided by financing activities	1,391	358,403	—
Net (decrease) increase in cash and cash equivalents	$(324,737)	$338,481	$(3,081)

Operating activities

Net cash used in operating activities during the year ended December 31, 2021 consisted primarily of our net loss of $71.1 million, partially offset by non-cash charges of $16.6 million and a net increase of $3.8 million in net operating assets and liabilities. The net loss consisted primarily of $51.1 million in research and development expenses and $20.4 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation of $15.9 million, depreciation and amortization expenses of $0.4 million, and non-cash lease expense of $0.2 million, net of cash payments of $1.0 million. The change in operating assets and liabilities was primarily due to a net increase of $0.1 million in other assets and prepaid expenses and other current assets related to advanced payments for corporate insurance and subscriptions and licenses, and a decrease of $0.7 million in accounts payable, partially offset by an increase of $4.6 million in accrued liabilities, primarily as a result of timing of receipts of invoices.

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

Investing Activities

Net cash used in investing activities during the year ended December 31, 2021 was predominately due to purchases of marketable securities which was financed through the proceeds from the IPO and convertible preferred stock sale, and purchases of equipment, partially offset by the maturities of marketable securities.

Net cash used in investing activities during the year ended December 31, 2020 consisted of nominal purchases of equipment.

There were no cash flows from investing activities during the years ended December 31, 2019.

Financing activities

Net cash provided by financing activities during the year ended December 31, 2021 consisted of $0.7 million and $0.7 million in net proceeds from the sale of our common stock under the 2020 ESPP and the exercise of stock options, respectively.

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

Critical accounting estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and the disclosure of our contingent liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our audited consolidated financial statements.

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing purchase orders and open contracts, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by CROs and CMOs among others, in connection with research and development activities for which we have not yet been invoiced.

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

Emerging growth company status

Until December 31, 2021, we were an “emerging growth company” as defined in the JOBS Act, and therefore, we were able to take advantage of certain exemptions from various public company reporting requirements, including, the exemption from the requirement to obtain an attestation report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act, less extensive disclosure about our executive compensation arrangements, and no requirement for stockholder non-binding advisory votes on executive compensation or golden parachute arrangements. Effective December 31, 2021, we are deemed a “large accelerated filer” as our public float as of June 30, 2021 was greater than $700 million, and thus we are no longer classified as an “emerging growth company”. As such, we conducted an Internal Control over Financial Reporting (“ICFR”) assessment for the year ended December 31, 2021, and have included management’s report in this Annual Report.

Recently issued accounting pronouncements

See Note 2 to our consolidated financial statements contained in this Annual Report for a description of recent accounting pronouncements applicable to our consolidated financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2021 and 2020, we had cash, cash equivalents and marketable securities of $287.3 million and $338.5 million, respectively. We generally hold our cash in interest-bearing bank accounts and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

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

Effects of inflation

Inflation generally affects us by increasing our cost of labor and research and development costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 8.   Consolidated Financial Statements and Supplementary Data.

Olema Pharmaceuticals, Inc.
Index to consolidated financial statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Olema Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Olema Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Adoption of ASU No.2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2021 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Clinical Trial Accrual
Description of the Matter

As discussed in Note 2 in the consolidated financial statements, the Company enters into contracts with clinical research organizations (CRO) to conduct clinical services on their behalf. Judgments and estimates are required to determine the amounts accrued for estimated ongoing research and development costs. The Company analyzes the progress of the studies or clinical trials, including the phase or completion of activities, invoices received and contracted costs.

Auditing the Company’s accrual for clinical trial costs is complex since the information necessary to estimate the accruals is accumulated from the CROs and the Company's assessment of that information is subject to variability and uncertainty. In addition, in certain circumstances, the determination of the nature and amounts of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided, and there may be delays in invoicing from clinical study sites and other vendors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls that addressed the risks identified above related to the information used in the Company’s process for recording accrued clinical trial costs. For example, we tested controls over management’s review of clinical trial progress in comparison to information and invoices received from third parties and over the completeness and accuracy of data used to calculate the accrual.

To test the clinical trial accrual, our audit procedures included, among others, reading a sample of the Company’s agreement contracts with the CROs to understand key financial and contractual terms and testing the accuracy and completeness of the underlying data used in the accrual computations. We also evaluated management’s estimates of the vendor’s progress for a sample of clinical trials by inquiring of the Company’s operations personnel overseeing the clinical trials and obtaining information directly from third party vendors regarding their estimate of costs that have been incurred through December 31, 2021. We analyzed the data underlying the accrual balance to evaluate the impact of reasonable changes in the data on the recorded amount of the clinical trial accrual. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2020.

Iselin, New Jersey

February 28, 2022

Olema Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$13,812	$338,549
Marketable securities	273,438	—
Prepaid expenses and other current assets	3,435	3,588
Total current assets	290,685	342,137
Property and equipment, net	1,474	75
Operating lease right-of-use assets	3,246	—
Other assets	540	510
Total assets	$295,945	$342,722

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23	$719
Operating lease liabilities, current	931	—
Other current liabilities	8,065	3,866
Total current liabilities	9,019	4,585
Operating lease liabilities, net of current portion	2,358	—
Total liabilities	11,377	4,585
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2021 and December 31, 2020; no shares issued and outstanding as of December 31, 2021 and December 31, 2020.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 40,337,046 and 40,169,738 shares issued as of December 31, 2021 and December 31, 2020, respectively; 39,797,263 and 39,308,238 shares outstanding as of December 31, 2021 and December 31, 2020, respectively.	3	3
Additional paid-in capital	388,904	371,228
Accumulated other comprehensive loss	(149)	—
Accumulated deficit	(104,190)	(33,094)
Total stockholders’ equity	284,568	338,137
Total liabilities and stockholders’ equity	$295,945	$342,722

See accompanying notes to the consolidated financial statements.

Olema Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$51,100	$13,704	$3,920
General and administrative	20,391	7,824	403
Total operating expenses	71,491	21,528	4,323
Loss from operations	(71,491)	(21,528)	(4,323)
Other income (expense):
Interest income	442	60	7
Interest expense	—	(653)	—
Other expense	(47)	—	—
Total other income (expense), net	395	(593)	7
Net loss	$(71,096)	$(22,121)	$(4,316)
Repurchase and retirement of Series A and Series A-1 convertible preferred stock	—	(1,869)	—
Net loss attributable to common stockholders	(71,096)	(23,990)	(4,316)
Net loss per share attributable to common stockholders, basic and diluted	$(1.80)	$(3.42)	$(1.66)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,524,272	7,021,468	2,593,316

	Years Ended December 31,
	2021	2020	2019
Net loss	$(71,096)	$(22,121)	$(4,316)
Other comprehensive loss:
Net unrealized loss on marketable securities	(149)	—	—
Total comprehensive loss	$(71,245)	$(22,121)	$(4,316)

See accompanying notes to the consolidated financial statements.

Olema Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Amounts in thousands, except share amounts)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2018	4,628,215	$9,348	2,593,316	$—	$168	$—	$(6,446)	$(8,397)
Net loss and comprehensive loss	—	—	—	—	—	—	(4,316)	(4,316)
Balances at December 31, 2019	4,628,215	9,348	2,593,316	—	168		(10,762)	(10,594)
Beneficial conversion option recognized upon issuance of 2020 convertible notes	—	—	—	—	1,054	—	—	1,054
Beneficial conversion option recognized upon repurchase of 2020 convertible notes on settlement date	—	—	—	—	(2,568)	—	—	(2,568)
Extinguishment of 2020 convertible notes	—	—	—	—	2,148	—	—	2,148
Issuance of Series B convertible preferred stock, net of issuance costs of $286	10,801,277	50,607	—	—	—	—	—	—
Issuance of Series B convertible preferred stock in connection with the conversion of convertible notes	638,270	3,007	—	—	—	—	—	—
Repurchase and retirement of Series A and Series A-1 convertible preferred stock	(206,822)	(420)	—	—	(1,658)	—	(211)	(1,869)
Issuance of Series C convertible preferred stock, net of issuance costs of $1,662	7,904,135	85,776	—	—	—	—	—	—
Conversion of convertible preferred units to common stock	(23,765,075)	(148,318)	23,765,075	2	148,316	—	—	148,318
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and offering costs of $19,840	—	—	12,650,000	1	220,509	—	—	220,510
Exercise of stock options	—	—	246,046	—	151	—	—	151
Vesting of restricted stock awards	—	—	53,801	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,078	—	—	3,078
ESPP expense	—	—	—	—	30	—	—	30
Net loss and comprehensive loss	—	—	—	—	—	—	(22,121)	(22,121)
Balances at December 31, 2020	—	—	39,308,238	3	371,228	—	(33,094)	338,137
Vesting of early exercised stock options	—	—	79,608	—	372	—	—	372
Vesting of restricted stock awards	—	—	242,109	—	—	—	—	—
Exercise of stock options	—	—	126,937	—	670	—	—	670
Issuance of shares under the ESPP plan	—	—	40,371	—	721	—	—	721
Stock-based compensation expense	—	—	—	—	15,680	—	—	15,680
ESPP expense	—	—	—	—	233	—	—	233
Net unrealized loss on marketable securities	—	—	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	—	—	(71,096)	(71,096)
Balances at December 31, 2021	—	$—	39,797,263	$3	$388,904	$(149)	(104,190)	$284,568

See accompanying notes to the consolidated financial statements.

Olema Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(71,096)	$(22,121)	$(4,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	163	11	9
Non-cash interest expense	—	641	—
Non-cash lease expense	1,224	—	—
Premium amortization and discount accretion on marketable securities, net	276	—	—
Stock-based compensation expense, including ESPP expense	15,913	3,108	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(40)	(3,553)	58
Other assets	(30)	(507)	—
Accounts payable	(683)	(220)	810
Other current liabilities	4,571	2,775	358
Operating lease liabilities	(988)	—	—
Net cash used in operating activities	(50,690)	(19,866)	(3,081)
Cash flows from investing activities:
Purchase of equipment	(1,575)	(56)	—
Maturities of marketable securities	213,104	—	—
Purchases of marketable securities	(486,967)	—	—
Net cash used in investing activities	(275,438)	(56)	—
Cash flows from financing activities:
Proceeds from exercise of stock options	670	641	—
Proceeds from issuance of common stock under the ESPP plan	721	—	—
Proceeds from the issuance of convertible notes	—	3,000	—
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	50,637	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	85,776	—
Repurchase of shares of Series A and Series A-1 convertible preferred stock	—	(2,289)	—
Proceeds from the settlement of non-recourse notes	—	88	—
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	220,550	—
Net cash provided by financing activities	1,391	358,403	—
Net (decrease) increase in cash and cash equivalents	(324,737)	338,481	(3,081)
Cash and cash equivalents at beginning of period	338,549	68	3,149
Cash and cash equivalents at end of period	$13,812	$338,549	$68
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into Series B convertible preferred stock	$—	$3,007	$—
Conversion of series A, Series A-1, Series B and Series C stock into common stock	$—	$148,318	$—
Deferred offering costs included in other current liabilities	$—	$70	$—
Vesting of early exercised stock options	$372	$41	$—

See accompanying notes to the consolidated financial statements.

Olema Pharmaceuticals, Inc.

Notes to consolidated financial statements

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

Liquidity

The Company had $287.3 million of cash, cash equivalents and marketable securities at December 31, 2021, which management believes is sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of these consolidated financial statements.

Impact of COVID-19

The extent of the impact of the COVID-19 pandemic on the Company’s business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration of the outbreak and its impact on the Company’s development activities, planned clinical trial enrollment, future trial sites, clinical research organizations (“CROs”), third-party manufacturers, and other third parties with whom the Company does business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. During 2021, although the Company modified its operations and practices due to the COVID-19 pandemic and to comply with federal, state and local requirements, its business, operations and development timelines were not material adversely affected. In October 2021, the Company re-opened its offices to administrative employees, however due to the resurgence of cases relating to the spread of the Delta and Omicron variants, the Company continued to limit access to its offices and may close its offices again in the future as the COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic may affect the Company’s business, operations and development timelines and plans in the future, including the resulting impact on its expenditures and capital needs, remains uncertain.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding financial reporting, and the instructions to Form 10-K and Article 10 of Regulation S-X. These consolidated financial statements include the accounts of Olema Pharmaceuticals, Inc. and its wholly owned subsidiary, Olema Oncology Australia Pty Ltd incorporated on January 6, 2021. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The accompanying consolidated financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Significant areas that require management’s estimates include accruals of research and development expenses, including accrual of research contract costs, share-based compensation assumptions, and fair value of common stock and convertible preferred stock prior to the IPO. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. Cash deposits are all in reputable financial institutions in the United States and as of December 31, 2021 and 2020, cash and cash equivalents consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U.S. dollars and Australian dollars and investments in interest bearing money market funds.

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other expense. The cost of securities sold is based on the specific-identification method. Interest earned on marketable securities is included in interest income.

The Company periodically assesses its available-for-sale marketable securities for other-than-temporary impairment. For debt securities in an unrealized loss position, the Company first considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis. If either of these criteria are met, the amortized cost basis of such debt securities is written down to fair value through other expense.

For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in the fair value of such debt securities has resulted from credit losses or other factors. The Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the securities, among other factors. If this assessment indicates that a credit loss may exist, the Company then compares the present value of cash flows expected to be collected from such securities to their amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded through other expense, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive loss. The Company has not recorded any impairments for its marketable securities.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new lease accounting guidance in Accounting Standard Update (“ASU”) 2016-02, Leases, and in July 2018 issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements (the foregoing ASUs collectively referred to as “Topic 842”). Under the new guidance, lessees are required to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of operations and comprehensive loss.

At the inception of an arrangement, the Company determines if an arrangement is, or contains, a lease based on the facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease, the Company (i) identifies lease and non-lease components, (ii) determines the consideration in the contract, (iii) determines whether the lease is an operating or finance lease; and (iv) recognizes lease ROU assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses the incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Most leases include options to renew and, or terminate the lease, which can impact the lease term. The exercise of these options is at the Company’s discretion. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

The Company has operating leases for its manufacturing, research and development and office facilities. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed are recognized as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within our consolidated statements of operations and comprehensive loss.

The Company elected to not apply the recognition requirements of Topic 842 to short-term leases with terms of 12 months or less. Additional information and disclosures required by Topic 842 are contained in Note 13 “Lease”.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop product candidates. These costs are recorded within research and development expenses in the consolidated statements of operations and comprehensive loss and include personnel expenses, stock-based compensation expenses, allocated general and administrative expenses, and external costs including fees paid to consultants, CROs and contract manufacturing organizations (“CMOs”), in connection with nonclinical studies and clinical trials, and other related clinical trial fees, such as for investigator fees, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed.

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

Income Taxes

Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements. In estimating future tax consequences, the Company considers all expected future events other than enactment of changes in tax laws or rates. A valuation allowance is recorded, if necessary, to reduce net deferred tax assets to their realizable values if management does not believe it is more likely than not that the net deferred tax assets will be realized. As of December 31, 2021 and 2020, the Company has recorded full valuation allowance against its net deferred tax assets.

The Company had no unrecognized tax benefits for the years ended December 31, 2021 and 2020, respectively. The Company may be subject to U.S. Federal, state, and local tax examinations by tax authorities for years before 2021, which may include adjustments to carry-forward attributes (see Note 11, “Income Taxes”).

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss for each period presented. Other comprehensive loss represents net unrealized loss on marketable securities.

Stock-Based Compensation

All stock-based compensation cost, including grants of stock options and restricted stock awards issued under the Company’s equity incentive plans and ESPP, is measured at the grant date based on the estimated fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes stock compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model. The Company estimates volatility using stock prices of peer companies and its historical data, risk-free rates using the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term, and dividend yield using the Company’s expectations and historical data. The Company uses the simplified method to calculate the expected term of employee stock option grants. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option. For awards with graded vesting, in which specified tranches of the options vest on different dates, the Company uses a single weighted average expected life to value the entire award, which is equal to the average of the weighted average vesting period of the award and the contractual term of the award. Equity instruments issued to nonemployees are recorded at their fair value on the grant date and without subsequent remeasurement. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest, including awards with graded vesting. As part of the requirements of ASC 718, the Company has elected to account for forfeitures of stock option grants as they occur.

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

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such securities. In periods in which the Company reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for all periods presented.

Recent Accounting Pronouncements

The Company lost its status as an emerging growth company on December 31, 2021, when it qualified as a large accelerated filer based on its market capitalization as of June 30, 2021, according to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a result, the Company adopted all accounting pronouncements formerly deferred under the extended transition period available for emerging growth companies according to public company standards at December 31, 2021. The adoption dates for the new accounting pronouncements disclosed below have been presented as such. Where allowable, the Company has early adopted certain standards as described below.

Recently Adopted Accounting Pronouncements

The Company adopted ASU No. 2016-02, Leases, Topic 842, or ASU 842 as of January 1, 2021 and recorded adoption entries during the fourth quarter of 2021 using the modified retrospective approach as required. The Company elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. The Company elected to combine lease components (for example fixed rent payments) with non-lease components (for example, common-area maintenance costs) on the Company’s research and development and office facilities asset classes. The Company also elected the “package of practical expedients”, which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. Lastly, the Company elected the hindsight expedient to determine the lease terms for existing leases. The election of the hindsight expedient did not have a significant impact on the calculation of the expected lease term.

Upon the adoption of ASU 842 as of January 1, 2021 (recorded in the fourth quarter of 2021), the Company recorded operating lease right-of-use assets of $1.0 million, including the derecognition of prepaid rent of $0.1 million, with the corresponding operating lease liabilities of $0.9 million. There was no material impact to the opening balance of accumulated deficit upon the adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), or ASU 2016-13: Measurement of Credit Losses on Financial Instruments. This standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of current expected credit losses (“CECL”) is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. This standard is effective for public companies who are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those years. These standards require using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. The Company adopted the new guidance under ASU 2016-13 as of January 1, 2021 at December 31, 2021. The adoption did not have an impact on the Company’s consolidated financial position or results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, or ASU 2018-15. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software (ASC 350-40), to determine which implementation costs to capitalize as assets or expense as incurred. The internal-use software guidance in ASC 350-40 requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. A customer’s accounting for the hosting component of the arrangement is not affected by this guidance. The amendments in ASU No. 2018-15 are effective for fiscal years beginning after December 15,

2019 for public entities. For all other entities, the guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. Early adoption permitted. The Company early adopted this guidance effective on January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18. This standard provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance effective on January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3.    Fair Value Measurement

The Company assesses the fair value of financial instruments based on the provisions of ASC 820, Fair Value Measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$7,289	$—	$—	$7,289
Money market funds	6,523	—	—	6,523
Corporate bonds	—	3,001	—	3,001
Commercial paper	—	185,921	—	185,921
U.S. government treasury bills	23,915	—	—	23,915
Government-sponsored enterprise securities	—	60,601	—	60,601
Total	$37,727	$249,523	$—	$287,250

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$13,812	$—	$—	$13,812
Short-term marketable securities (<12 months to maturity)	260,622	7	(120)	260,509
Long-term marketable securities (>12 months to maturity)	12,965	—	(36)	12,929
Total	$287,399	$7	$(156)	$287,250

The Company considers its marketable securities with maturities beyond one year as current assets, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale.

The Company periodically reviews its available-for-sale marketable investments for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the year ended December 31, 2021, the Company did not recognize any other-than-temporary impairment loss. There was no allowance for losses on available-for-sale debt securities, which were attributable to credit risk for the year ended December 31, 2021.

As of December 31, 2021, all of the Company’s cash and cash equivalents consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U. S. dollars and Australian dollars.

4.    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Lab equipment	$1,639	$90
Computer equipment	59	47
Property and equipment, gross	1,698	137
Less: Accumulated depreciation	(224)	(62)
Property and equipment, net	$1,474	$75

5.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Prepaid clinical trial costs	$916	$1,148
Prepaid insurance	1,766	1,663
Prepaid subscriptions and licenses	291	—
Prepaid research contracts	239	432
Prepaid rent	—	196
Other	223	149
Total	$3,435	$3,588

6.   Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued R&D related costs	$2,645	$609
Accrued employee bonuses	3,752	1,222
Accrued professional fees	1,011	577
Early exercise of unvested stock options	206	578
Accrued payroll related costs	191	444
Accrued taxes	88	198
Other	172	238
Total	$8,065	$3,866

7.    Convertible Notes

On March 17, 2020, then outstanding convertible promissory notes were settled with 2,545,277 shares of Series B convertible preferred stock at $4.712 per share for gross proceeds of approximately $12.0 million. As of December 31, 2021 and 2020, there were no convertible notes outstanding. Refer to Note 5 “Convertible Notes” included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 17, 2021 with the SEC.

8.    Convertible Preferred Stock

Upon the closing of the Company’s IPO, each then outstanding share of convertible preferred stock was converted into one share of common stock. As of December 31, 2021 and 2020, there was no convertible preferred stock outstanding. Refer to Note 6 “Convertible Preferred Stock” included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 17, 2021 with the SEC.

9.    Common Stock

As of each of the balance sheet dates below, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31,	December 31,
	2021	2020
Options outstanding under the 2014 Stock Plan (1)(2)	2,447,889	2,632,017
Options outstanding under the 2020 Equity Incentive Plan	3,320,139	2,144,891
Shares available for future grant under the 2020 Equity Incentive Plan	818,010	7,189
Available for the 2020 Employee Stock Purchase Plan	791,742	430,416
Unvested restricted stock awards outstanding under the 2014 Stock Plan	493,185	735,294
	7,870,965	5,949,807
(1)	Balance as of December 31, 2020 includes 126,206 unvested early exercised stock options (see Note 10, “Stock-Based Compensation”).
(2)	Balance as of December 31, 2021 includes 46,598 unvested early exercised stock options (see Note 10, “Stock-Based Compensation”).

10.    Stock-Based Compensation

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan were as follows, presented as a weighted average:

	December 31,	December 31,
	2021	2020
Risk-free interest rate	0.95%	0.51%
Expected term (in years)	5.97	6.00
Expected volatility	77.55%	76.69%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan and the 2020 Plan:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	4,776,908	$10.83	9.67	$177,962
Granted	1,299,433	33.82	9.11	—
Exercised(1)	(206,545)	5.04	—	—
Forfeited	(101,768)	23.22	—	—
Outstanding as of December 31, 2021(2)	5,768,028	$15.99	8.82	$11,365

Options vested and exercisable as of December 31, 2021	1,715,441	$11.33	8.54	$5,257
Options expected to vest as of December 31, 2021	4,052,587	$17.97	8.95	$7,078
(1)	Exercised amount includes vesting of early exercised options.
(2)	Balance as of December 31, 2021 includes 46,598 unvested early exercised stock options.

The weighted-average grant-date fair value per share of options granted during the year ended December 31, 2021, 2020, and 2019 was $21.87, $7.26, and $0, respectively. For the years ended December 31, 2021, 2020, and 2019, there were 1,286,729, 426,739 and 2,941 shares vested, respectively. The weighted-average grant date fair value per share of options vested during the year ended December 31, 2021 was $7.48. The total fair value of options vested during the year ended December 31, 2021, 2020, and 2019 was $10.9 million, $1.7 million, and $1,000, respectively. The aggregate intrinsic value of options exercised was $0.73 million, $0.1 million, and $0 for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, the total unrecognized compensation expense related to unvested options was $43.8 million, which the Company expects to recognize over an estimated weighted average period of 2.8 years.

Early Exercise of Stock Options

In September 2020, one employee and one non-employee paid $0.6 million to early exercise 135,525 options with exercise prices ranging from $4.406 per share to $4.824 per share. As of December 31, 2021, 88,927 of such shares had vested with the remaining shares vesting over their respective terms. The terms of the 2014 Plan permit certain option holders to exercise options before their options are vested, subject to certain limitations. The early exercised options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. Such shares are not deemed to be outstanding for accounting purposes until they vest and are therefore excluded from shares outstanding and from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. A liability is recognized related to the cash proceeds of the unvested options and is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $0.2 million in other current liabilities as of December 31, 2021.

Restricted Stock Awards

In June 2020, the Company granted to certain employees 789,095 shares of restricted common stock (the “RSAs”) under the 2014 Plan as consideration for services with a deemed value of $2.40 per share, or $1.9 million. The following table summarizes the restricted stock activity under the Plan during the year ended December 31, 2021:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock as of December 31, 2020	735,294	$2.40
Granted	—	—
Vested	(242,109)	2.40
Forfeited	—	—
Unvested restricted stock as of December 31, 2021	493,185	$2.40

The total grant date fair value of the RSAs vested during the year ended December 31, 2021, was $0.6 million. As of December 31, 2021, the total unrecognized compensation expense related to unvested RSAs was $1.2 million, which the Company expects to recognize over an estimated weighted average period of 2.5 years.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, including the RSAs, the 2020 Plan and the 2020 ESPP was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$9,346	$1,970	$—
General and administrative	6,567	1,108	—
Total	$15,913	$3,078	$—

2020 Employee Stock Purchase Plan

In 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective immediately prior to the date of the underwriting agreement related to the IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of the common stock purchased under the ESPP is equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Each offering period is not to exceed 27 months and will include one or more purchase periods (each a “Purchase Period”) as approved by the Company’s board of directors in the offering. The current offering period will consist of two (2) six-month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” The first Purchase Period commenced on November 18, 2020 with a purchase date of May 15, 2021. The second Purchase Period commenced on May 16, 2021 and had a purchase date of November 15, 2021. A total of 430,416 shares of common stock were initially reserved for issuance pursuant to the ESPP.

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. The valuation methodology is similar to the stock options. Stock-based compensation expense related to the ESPP was $0.2 million and less than $0.1 million for the years ended December 31, 2021 and 2020, respectively.

11.  Income Taxes

The reconciliation of the Federal statutory income tax benefit (provision) to the Company’s effective income tax provision is as follows (in thousands):

	Years Ended
	December 31,
	2021	2020
Federal statutory income tax	$14,930	$4,760
State income taxes, net of federal tax benefit	25	(1)
Permanent differences in non-tax-deductible executive compensation	(1,092)	—
Other permanent items	(105)	(135)
Other deferred items	158	13
Valuation allowance	(13,916)	(4,637)
Provision for income taxes	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities at December 31, 2021 and 2020 were comprised of the following (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$17,889	$6,168
Equity compensation	2,530	500
Other	959	578
Total deferred tax assets	$21,378	$7,246
Deferred tax liabilities:
Fixed assets	$(310)	$(15)
Total deferred tax liabilities	(310)	(15)
Valuation allowance	(21,068)	(7,231)
Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a valuation allowance of $21.1 million and $7.2 million at December 31, 2021 and 2020, respectively. The change in the valuation allowance for the year end December 31, 2021 was an increase of $13.8 million.

At December 31, 2021 and 2020, the Company had Federal net operating losses (NOLs) of approximately $81.8 million and $26.1 million, and state NOLs of $10.4 million and $9.8 million, respectively. As a result of the Tax Act, as modified by the CARES Act, for U.S. income tax purposes, NOLs generated in tax years beginning before January 1, 2018 can still be carried forward for up to 20 years, but net operating losses generated for tax years beginning after December 31, 2017 carryforward indefinitely and can be used to offset taxable income, but the deductibility of such Federal NOLs may be limited to 80% of current year taxable income for tax years beginning on or after December 31, 2021. Of the total Federal net operating loss of $81.8 million, $3.3 million will begin to expire in 2032 and $78.4 million will not expire. The state NOL carryover of $10.4 million will begin to expire in 2032.

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

The Company’s valuation allowance increased during the years ended December 31, 2021 and 2020 due primarily to the generation of net operating losses, as follows (in thousands):

	Years Ended
	December 31,
	2021	2020
Valuation allowance at beginning of year	$7,231	$2,708
Increase recorded to provision for income taxes	13,837	4,523
Valuation allowance at end of year	$21,068	$7,231

The Company has not incurred any material interest or penalties as of the current reporting date with respect to income tax matters. The Company does not expect that there will be unrecognized tax benefits within 12 months of the reporting date. The Company is subject to U.S. Federal and state income taxes. The Federal and state income tax returns for tax years prior to 2021 may remain open to examination as carry-forward attributes generated prior may be adjusted upon examination.

The unrecognized tax benefit amounts are not reflected in the determination of the Company’s deferred tax assets. If recognized, none of these amounts would affect the Company’s effective tax rate, since it would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance.

12.  Net Loss Per Common Share

Net Loss Per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(71,096)	$(22,121)	$(4,316)
Repurchase and retirement of Series A and Series A-1 convertible preferred stock	—	(1,869)	—
Net loss attributable to common stockholders	$(71,096)	$(23,990)	$(4,316)
Denominator:
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,524,272	7,021,468	2,593,316
Net loss per share attributable to common stockholders, basic and diluted	$(1.80)	$(3.42)	$(1.66)

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Years Ended December 31,
	2021	2020	2019
Unvested restricted common stock	493,185	735,294	—
Options to purchase common stock	5,768,028	4,776,908	322,811
Employee stock purchase plan contingently issuable	17,110	5,602	—
Convertible preferred stock (as converted to common shares)	—	—	4,628,215
	6,278,323	5,517,804	4,951,026

Included in the potentially dilutive options to purchase common stock noted above for 2019 are 211,621 shares issued upon exercise of options under non-recourse notes receivable during 2015 (see Note 10, “Stock-Based Compensation”). The Company determined the purchase of the stock to be non-substantive, and as such, the shares subject to the promissory notes will not be deemed outstanding until such time as the promissory notes have been repaid. Accordingly, the Company has excluded these shares from the calculation of basic and diluted net loss per share for the year ended December 31, 2019. As of December 31, 2020, all outstanding principal and accrued interest relating to the Non-Recourse Notes were settled in full by the two noteholders, and as a result, the Company issued 211,621 shares of common stock to the noteholders and included these shares in the basic and diluted net loss per share for year ended December 31, 2020. As of December 31, 2021, included in the potentially dilutive options to purchase common stock are 46,598 unvested stock options that were early exercised by an employee and a non-employee in September 2020 (see Note 10, “Stock-Based Compensation”). The Company determined the early exercises to be non-substantive as the shares were subject to repurchase rights. Accordingly, the Company has excluded these shares from the calculation of basic and diluted net loss per share for the year ended December 31, 2021.

13.  Lease

Management Services Agreements

The Company leases certain of its facilities under non-cancellable operating leases expiring at various dates through 2026. On June 1, 2013, the Company entered into a management services agreement with MandalMed, Inc. (“MandalMed”) (the “MandalMed Services Agreement”) to lease approximately 5,762 square feet of space for the use laboratory benches, lab equipment, office space, and administrative and facilities services. The Company subsequently entered into several amendments to extend the lease term to November 2020.  On November 3, 2020, the Company entered into the sixth amendment to the MandalMed Services Agreement to extend the term to December 31, 2021. As part of the sixth amendment, the Company leased additional space of approximately 2,130 square feet (the “Additional Space”) for a three year period commencing on December 1, 2020 and ending on November 30, 2023.

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

The following table summarizes total lease expense during the year ended December 31, 2021 (in thousands):

Year Ended December 31,
2021
Straight-line operating lease expense	$1,224
Variable lease expense	64
Short-term lease expense	112
Total operating lease expense	$1,400

Rent expense was $0.2 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively. Rent expense is measured based upon amortizing minimum lease payments, including rent escalations under the lease term, using the straight-line method over the term of the lease.

The following table summarizes supplemental cash flow information during the year ended December 31, 2021 (in thousands):

Year Ended December 31,
2021
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$988
ROU asset obtained in exchange for a new operating lease liability (*)	3,152

(*) Relates to the Laboratory Lease Agreement.

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of December 31, 2021 (in thousands):

Years Ended December 31,
2022	$1,168
2023	973
2024	799
2025	822
2026	69
Thereafter	—
Total future minimum lease payments	3,831
Less: Interest	(542)
Total lease liabilities at present value	3,289
Lease liabilities, current	931
Lease liabilities, non-current	$2,358

The following table summarizes lease term and discount rate as of December 31, 2021:

Year Ended December 31,
2021
Weighted-average remaining lease term (years)	3.63
Weighted-average discount rate	8.65%

14.  Commitments and Contingencies

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

For the year ended December 31, 2021 and 2020, costs incurred reimbursable by Novartis were not material to the consolidated financial statements.

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection to the Pfizer Agreement are included in the Research and Development expense in the consolidated statements of operations for the year ended December 31, 2021 and 2020.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of December 31, 2021, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 31, 2021 and 2020, the Company had not incurred any material costs as a result of such indemnifications.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Operating and Financial Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021 based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact to the design and operating effectiveness of our internal controls.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Olema Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Olema Pharmaceuticals, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Iselin, New Jersey

February 28, 2022

Item 9B.    Other Information.

In November 2021, we were alerted to falsified information circulating on social media relating to our planned poster presentation for the Phase 1 dose-escalation portion of the ongoing Phase 1/2 clinical trial of OP-1250 at the San Antonio Breast Cancer Symposium. The falsified poster image was not released or authorized by us. In December 2021, a Special Committee of our Board of Directors, with assistance of outside counsel, initiated an investigation into the circumstances regarding these matters.  The Special Committee’s outside counsel contacted the SEC to inform of the Special Committee’s investigation.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors,” “Corporate Governance and Board of Directors Matters” and “Executive Officers” in our Proxy Statement for our 2022 Annual Meeting of Stockholders. Information required by this item regarding compliance with Section 16(a) of the Exchange Act, if applicable, is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement.

Our written code of business conduct and ethics (the “Code of Conduct”) applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer or controller. The Code of Conduct is available on our corporate website at https://www.olema.com/ in the Investors & Media section under “Corporate Governance.” If we make any substantive amendments to our Code of Conduct or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our Code of Conduct, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

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

PART IV

Item 15.    Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:
1.	Consolidated Financial Statements. See Index to Consolidated Financial Statements in Part II Item 8 of this Annual Report.
2.	Consolidated Financial Statement Schedules. None. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the financial statements or notes thereto.
3.	Exhibits. The following is a list of exhibits filed with this Annual Report or incorporated herein by reference:
		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39712	3.1	11/23/2020

3.2	Amended and Restated Certificate of Bylaws	8-K	001-39712	3.2	11/23/2020

4.1	Form of Common Stock Certificate	S-1	333-249748	4.1	10/30/2020

4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated September 30, 2020.	S-1	333-249748	4.2	10/30/2020

4.3	Description of Capital Stock	10-K	001-39712	4.3	3/17/2021

10.1#	Olema Pharmaceuticals, Inc. 2014 Stock Plan, as amended.	S-1	333-249748	10.1	10/30/2020

10.2#	Forms of Stock Option Grant Notice, Stock Option Agreement, Early Exercise Stock Purchase Agreement and Notice of Exercise and Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Olema Pharmaceuticals, Inc. 2014 Stock Plan.	S-1	333-249748	10.2	10/30/2020

10.3#	Olema Pharmaceuticals, Inc. 2020 Equity Incentive Plan.	S-1/A	333-249748	10.3	11/16/2020

10.4#	Forms of Stock Option Grant Notice and Stock Option Agreement under the Olema Pharmaceuticals, Inc. 2020 Equity Incentive Plan.	S-1	333-249748	10.4	10/30/2020

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5#	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Olema Pharmaceuticals, Inc. 2020 Equity Incentive Plan.	S-1	333-249748	10.5	10/30/2020

10.6#	Olema Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-249748	10.6	11/16/2020

10.7#	Olema Pharmaceuticals, Inc. 2020 Non-Employee Director Compensation Policy.	S-1/A	333-249748	10.7	11/16/2020

10.8#	Form of Indemnification Agreement by and between the Registrant and its directors and executive officers.	S-1	333-249748	10.8	10/30/2020

10.9#	Amended and Restated Offer Letter by and between the Registrant and Sean Bohen, dated November 13, 2020.	S-1/A	333-249748	10.9	11/16/2020

10.10#	Amended and Restated Offer Letter by and between the Registrant and Cyrus L. Harmon, dated November 13, 2020.	S-1/A	333-249748	10.10	11/16/2020

10.11#	Amended and Restated Offer Letter by and between the Registrant and Kinney Horn, dated November 13, 2020.	S-1/A	333-249748	10.11	11/16/2020

10.12#	Amended and Restated Offer Letter by and between the Registrant and Shane Kovacs, dated November 13, 2020.	S-1/A	333-249748	10.12	11/16/2020

10.13#	Amended and Restated Offer Letter by and between the Registrant and Peter Kushner, dated November 13, 2020.	S-1/A	333-249748	10.13	11/16/2020

10.14#	Amended and Restated Offer Letter by and between the Registrant and David Myles, dated November 13, 2020.	S-1/A	333-249748	10.14	11/16/2020

10.15#	Amended and Restated Offer Letter by and between the Registrant and John B. Moriarty, Jr., dated November 13, 2020.	S-1/A	333-249748	10.15	11/16/2020

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16	Clinical Collaboration and Supply Agreement by and between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated July 22, 2020.	S-1	333-249748	10.16	10/30/2020
10.17#	Olema Pharmaceuticals, Inc. 2022 Inducement Plan					X

10.18#	Form of Stock Option Agreement and Option Grant Notice under the Inducement Plan.					X
10.19#	Offer Letter by and between the Registrant and Naseem Zojwalla, dated December 15, 2021.					X
21.1	Subsidiaries of the Registrant as of December 31, 2021.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

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

Olema Pharmaceuticals, Inc.

Date: February 28, 2022	By:	/s/ Sean Bohen

Sean Bohen, M.D., Ph.D.

Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Olema Pharmaceuticals, Inc.

Date: February 28, 2022	By:	/s/ Shane Kovacs

Shane Kovacs

Chief Operating and Financial Officer

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

Name	Title	Date

/s/ Sean Bohen	President, Chief Executive Officer and Director	February 28, 2022
Sean Bohen	(Principal Executive Officer)

/s/ Shane Kovacs	Chief Operating and Financial Officer	February 28, 2022
Shane Kovacs	(Principal Financial and Accounting Officer)

/s/ Ian Clark	Director	February 28, 2022
Ian Clark

/s/ Cynthia Butitta	Director	February 28, 2022
Cynthia Butitta

/s/ Cyrus L. Harmon	Director	February 28, 2022
Cyrus L. Harmon

/s/ Sandra J. Horning, M.D.	Director	February 28, 2022
Sandra J. Horning, M.D

/s/ Gorjan Hrustanovic, Ph.D.	Director	February 28, 2022
Gorjan Hrustanovic, Ph.D.

/s/ Yi Larson	Director	February 28, 2022
Yi Larson

/s/ Andrew Rappaport	Director	February 28, 2022
Andrew Rappaport

/s/ Graham Walmsley, M.D., Ph.D.	Director	February 28, 2022
Graham Walmsley, M.D., Ph.D.