Form 10-Q
period 2022-03-31
Olema Pharmaceuticals, Inc.
filed 2022-05-09
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2022, the registrant had 40,352,801 shares of common stock, $0.0001 par value per share, outstanding.

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$21,509	$13,812
Marketable securities	246,358	273,438
Prepaid expenses and other current assets	2,347	3,435
Total current assets	270,214	290,685
Property and equipment, net	1,420	1,474
Operating lease right-of-use assets	2,990	3,246
Other assets	2,794	540
Total assets	$277,418	$295,945

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$268	$23
Operating lease liabilities, current	881	931
Other current liabilities	9,019	8,065
Total current liabilities	10,168	9,019
Operating lease liabilities, net of current portion	2,160	2,358
Total liabilities	12,328	11,377
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 40,352,801 and 40,337,046 shares issued as of March 31, 2022 and December 31, 2021, respectively; 39,869,325 and 39,797,263 shares outstanding as of March 31, 2022 and December 31, 2021, respectively.	3	3
Additional paid-in capital	393,933	388,904
Accumulated other comprehensive loss	(1,626)	(149)
Accumulated deficit	(127,220)	(104,190)
Total stockholders’ equity	265,090	284,568
Total liabilities and stockholders’ equity	$277,418	$295,945

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$16,009	$10,692
General and administrative	7,245	4,758
Total operating expenses	23,254	15,450
Loss from operations	(23,254)	(15,450)
Other income:
Interest income	218	111
Other income:	6	—
Total other income	224	111
Net loss attributable to common stockholders	$(23,030)	$(15,339)
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.39)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,834,619	39,325,793

	Three Months Ended March 31,
	2022	2021
Net loss	$(23,030)	$(15,339)
Other comprehensive loss:
Net unrealized loss on marketable securities	(1,477)	(13)
Total comprehensive loss	$(24,507)	$(15,352)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	39,797,263	$3	$388,904	$(149)	$(104,190)	$284,568
Vesting of early exercised stock options	6,989	—	31	—	—	31
Vesting of restricted stock awards	49,318	—	—	—	—	—
Exercise of stock options	15,755	—	33	—	—	33
Stock-based compensation expense	—	—	4,874	—	—	4,874
Employee stock purchase plan expense	—	—	91	—	—	91
Net unrealized loss on marketable securities	—	—	—	(1,477)	—	(1,477)
Net loss	—	—	—	—	(23,030)	(23,030)
Balances at March 31, 2022	39,869,325	$3	$393,933	$(1,626)	$(127,220)	$265,090

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	39,308,238	$3	$371,228	$—	$(33,094)	$338,137
Vesting of early exercised stock options	—	—	31	—	—	31
Vesting of restricted stock awards	6,990	—	—	—	—	—
Stock-based compensation expense	26,901	—	3,144	—	—	3,144
Employee stock purchase plan expense	—	—	64	—	—	64
Net unrealized loss on marketable securities	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(15,339)	(15,339)
Balances at March 31, 2021	39,342,129	$3	$374,467	$(13)	$(48,433)	$326,024

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(23,030)	$(15,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	84	9
Non-cash lease expense	323	—
Premium amortization and discount accretion on marketable securities, net	6	64
Stock-based compensation expense, including employee stock purchase plan expense	4,965	3,208
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	172	291
Other assets	(240)	—
Accounts payable	245	(327)
Other current liabilities	(113)	1,010
Operating lease liabilities	(315)	—
Net cash used in operating activities	(17,903)	(11,084)
Cash flows from investing activities:
Purchase of equipment	(30)	(420)
Maturities of marketable securities	148,750	1,000
Purchases of marketable securities	(123,153)	(280,164)
Net cash provided by (used in) investing activities	25,567	(279,584)
Cash flows from financing activities:
Proceeds from exercise of stock options	33	—
Net cash provided by financing activities	33	—
Net increase (decrease) in cash and cash equivalents	7,697	(290,668)
Cash and cash equivalents at beginning of period	13,812	338,549
Cash and cash equivalents at end of period	$21,509	$47,881
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of prepaid expenses and other current liabilities into other assets	$2,014	$—
Vesting of early exercised stock options	31	31
Purchases of property and equipment included in accounts payable and accrued liabilities	—	39

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Olema Pharmaceuticals Inc. (“Olema” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next-generation targeted therapies for women’s cancers. The Company is initially focused on developing therapies for the treatment of breast cancer. The Company’s wholly owned, lead product candidate, OP-1250, is a novel oral therapy with combined activity as both a complete estrogen receptor (“ER”) antagonist (“CERAN”) and a selective ER degrader (“SERD”). It is currently being evaluated as a single agent in an ongoing Phase 1/2 clinical trial, and in Phase 1b combination with palbociclib, in patients with recurrent, locally advanced or metastatic estrogen receptor-positive (“ER+”), human epidermal growth factor receptor 2-negative (“HER2-“) breast cancer.

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

Liquidity

The Company had $267.9 million of cash, cash equivalents and marketable securities at March 31, 2022, which management believes is sufficient to fund its operating expenses and capital expenditure requirements into 2024.

Impact of COVID-19

The extent of the impact of the COVID-19 pandemic on the Company’s business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration of the outbreak and its impact on the Company’s development activities, planned clinical trial enrollment, future trial sites, clinical research organizations (“CROs”), third-party manufacturers, and other third parties with whom the Company does business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. During 2021, although the Company modified its operations and practices due to the COVID-19 pandemic and to comply with federal, state and local requirements, its business, operations and development timelines were not material adversely affected. In October 2021, the Company re-opened its offices to administrative employees, however due to the resurgence of cases relating to the spread of the Delta and Omicron variants, the Company continued to limit access to its offices. In March 2022, the Company fully re-opened its offices to all employees and continues to comply with protocols implemented by respective health authorities. The Company continues to monitor developments related to COVID-19 and may close its offices again in the future as the COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic may affect the Company’s business, operations and development timelines and plans in the future, including the resulting impact on its expenditures and capital needs, remains uncertain.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These condensed consolidated financial statements include the accounts of Olema Pharmaceuticals, Inc. and its wholly-owned subsidiary, Olema Oncology Australia Pty Ltd incorporated on January 6, 2021. All intercompany balances and transactions have been eliminated upon consolidation.

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of March 31, 2022, and the statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the SEC on February 28, 2022.

Use of Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period. Significant areas that require management’s estimates include accruals of research and development expenses, including accrual of research contract costs, share-based compensation assumptions, including the fair value of common stock. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. Cash deposits are all in reputable financial institutions in the United States and as of March 31, 2022 and December 31, 2021, cash and cash equivalents consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U.S. dollars and Australian dollars and investments in interest bearing money market funds.

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

Most leases include options to renew and, or terminate the lease, which can impact the lease term. The exercise of these options is at the Company’s discretion. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. For any lease modification, the Company reassesses the lease classification, remeasures the related lease liability using an updated discount rate that reflects the modified lease term, and adjusts the related ROU asset under the lease modification guidance under Topic 842.

The Company has operating leases for its research and development and office facilities. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed are recognized as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within our condensed consolidated statements of operations and comprehensive loss.

The Company elected to not apply the recognition requirements of Topic 842 to short-term leases with terms of 12 months or less. Additional information and disclosures required by Topic 842 are contained in Note 13 “Lease” in the Company’s Form 10-K as filed with the SEC on February 28, 2022.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop product candidates. These costs are recorded within research and development expenses in the condensed consolidated statements of operations and include personnel expenses, stock-based compensation expenses, allocated general and administrative expenses, and external costs including fees paid to consultants and clinical research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), in connection with nonclinical studies and clinical trials, and other related clinical trial fees, such as for investigator fees, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses and other assets. Such amounts are recognized as an expense as the goods are delivered or the related services are performed.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss per common share by the weighted average number of common shares outstanding for the period without consideration of common stock equivalents. Diluted net loss per common share is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities, and by dividing the diluted net loss by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, including unvested early exercised options, unvested restricted stock awards, and contingently issuable common stock related to the 2020 Employee Stock Purchase Plan (the “ESPP”) are considered potential dilutive common shares. Since the Company was in a loss position for both periods presented, basic net loss per share is the same as diluted net loss per share for both periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

The Company assesses the fair value of financial instruments based on the provisions of ASC 820, Fair Value Measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$11,485	$—	$—	$11,485
Money market funds	10,024	—	—	10,024
Commercial paper	—	68,463	—	68,463
U.S. government treasury bills	122,385	—	—	122,385
Government-sponsored enterprise securities	—	55,510	—	55,510
Total	$143,894	$123,973	$—	$267,867

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$21,509	$—	$—	$21,509
Short-term marketable securities (<12 months to maturity)	183,482	—	(747)	182,735
Long-term marketable securities (>12 months to maturity)	64,502	—	(879)	63,623
Total	$269,493	$—	$(1,626)	$267,867

The Company considers its marketable securities with maturities beyond one year as current assets, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale.

The Company does not believe that the unrealized losses are credit related but are rather a reflection of current market yields and/or current marketplace bid/ask spreads. The Company has not recognized an allowance for credit losses as of March 31, 2022. In addition, no marketable securities had been in a consecutive loss position for more than 12 months as of March 31, 2022.

As of March 31, 2022, all of the Company’s cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U. S. dollars and Australian dollars.

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Lab equipment	$1,669	$1,639
Computer equipment	59	59
Property and equipment, gross	1,728	1,698
Less: Accumulated depreciation	(308)	(224)
Property and equipment, net	$1,420	$1,474

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid insurance	$1,319	$1,766
Prepaid subscriptions and licenses	537	291
Prepaid research contracts	24	239
Prepaid clinical trial costs	—	916
Other	467	223
Total	$2,347	$3,435

6.	Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued R&D related costs	$4,903	$2,645
Accrued professional fees	2,117	1,011
Accrued employee bonuses	1,024	3,752
Accrued payroll related costs	585	191
Early exercise of unvested stock options	175	206
Accrued taxes	98	88
Other	117	172
Total	$9,019	$8,065

7. Stock-Based Compensation

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

In 2022, the Company’s Board of Directors approved and adopted the 2022 Inducement Plan (the “2022 Inducement Plan”). Under the 2022 Inducement Plan, initially 2,000,000 shares of common stock were reserved for issuance.

The exercise price for each option and stock appreciation right shall be established at the discretion of the Board, provided that the exercise price of a stock option will not be less than 100% of the fair market value of the Company’s common stock on the date of grant. Specific vesting for stock options and stock appreciation rights is service related and determined in each award agreement, where stock options and stock appreciation rights are fully vested at the grant date or follow a graded vesting schedule. Stock options and stock appreciation rights granted under the Plan generally expire ten years after the date of grant.

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	March 31,	March 31,
	2022	2021
Risk-free interest rate	1.69%	0.43%
Expected term (in years)	6.06	5.93
Expected volatility	79.17%	77.34%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan, the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	5,768,028	$15.99	8.82	$11,365
Granted	2,663,650	7.07		—
Exercised(1)	(22,744)	4.02	—	—
Forfeited	(40,581)	22.39	—	—
Outstanding as of March 31, 2022(2)	8,368,353	$13.16	8.76	$1,031

Options vested and exercisable as of March 31, 2022	2,138,539	$13.44	8.29	$710
Options expected to vest as of March 31, 2022	6,229,814	$13.06	8.92	$321

(1)	Exercised amount includes vesting of early exercised options.
(2)	Balance as of March 31, 2022 includes 39,609 unvested early exercised stock options.

Early Exercise of Stock Options

In September 2020, one employee and one non-employee paid $0.6 million to early exercise 135,525 options with exercise prices ranging from $4.406 per share to $4.824 per share. As of March 31, 2022, 95,916 of such shares had vested with the remaining shares vesting over their respective terms. The terms of the 2014 Plan permit certain option holders to exercise options before their options are vested, subject to certain limitations. The early exercised options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. Such shares are not deemed to be outstanding for accounting purposes until they vest and are therefore excluded from shares outstanding and from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. A liability is recognized related to the cash proceeds of the unvested options and is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $0.2 million in other current liabilities as of March 31, 2022.

Restricted Stock Awards

In June 2020, the Company granted to certain employees 789,095 shares of restricted common stock (the “RSAs”) under the 2014 Plan as consideration for services with a deemed value of $2.40 per share, or $1.9 million. The following table summarizes the restricted stock activity under the Plan during the three months ended March 31, 2022:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock as of December 31, 2021	493,185	$2.40
Granted	—	—
Vested	(49,318)	2.40
Forfeited	—	—
Unvested restricted stock as of March 31, 2022	443,867	$2.40

2020 Employee Stock Purchase Plan

In 2020, the Company’s board of directors and stockholders approved and adopted the 2020 ESPP. The ESPP became effective immediately prior to the date of the underwriting agreement related to the IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of the common stock purchased under the ESPP is equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Each offering period is not to exceed 27 months and will include one or more purchase periods (each a “Purchase Period”) as approved by the Company’s board of directors in the offering. The current offering period will consist of two (2) six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” The first Purchase Period commenced on November 18, 2020 with a purchase date of May 15, 2021. The second Purchase Period commenced on May 16, 2021 and had a purchase date of November 15, 2021. The third Purchase Period commenced on November 16, 2021 and has a purchase date of May 16, 2022. A total of 430,416 shares of common stock were initially reserved for issuance pursuant to the ESPP.

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.1 million and less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the 2020 ESPP Plan and the 2022 Inducement Plan was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$3,067	$1,734
General and administrative	1,898	1,474
Total	$4,965	$3,208

8.	Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(23,030)	$(15,339)
Denominator:
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,834,619	39,325,793
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.39)

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three Months Ended March 31,
	2022	2021
Unvested restricted common stock	443,867	708,393
Options to purchase common stock	8,368,353	5,238,718
Employee stock purchase plan contingently issuable	110,877	17,784
	8,923,097	5,964,895

Included in the potentially dilutive options to purchase common stock noted above are 211,621 shares issued upon exercise of options under non-recourse notes receivable during 2015 (see Note 7, “Stock-Based Compensation” in the Company’s Form 10-K as filed with the SEC on February 28, 2022). The Company determined the purchase of the stock to be non-substantive, and as such, the shares subject to the promissory notes will not be deemed outstanding until such time as the promissory notes have been repaid. As of December 31, 2020, all outstanding principal and accrued interest relating to the Non-Recourse Notes were settled in full by the two noteholders, and as a result, the Company issued 211,621 shares of common stock to the noteholders and included these shares in the basic and diluted net loss per share for three months ended March 31, 2021. Also included in the potentially dilutive options to purchase common stock are 39,609 unvested stock options that were early exercised by an employee and a non-employee in September 2020 (see Note 7, “Stock-Based Compensation”). The Company determined the early exercises to be non-substantive as the shares were subject to repurchase rights. Accordingly, the Company has excluded these shares from the calculation of basic and diluted net loss per share for the three months ended March 31, 2022 and 2021.

9.	Lease

The Company leases certain of its facilities under non-cancellable operating leases expiring at various dates through 2026.

On June 1, 2013, the Company entered into a management services agreement with MandalMed, Inc. (“MandalMed”) (the “MandalMed Services Agreement”) to have access to and use a portion of approximately 5,762 square feet of space for the use of laboratory benches, lab equipment, office space, and administrative and facilities services. The Company subsequently entered into six amendments to extend the lease term to November 2023.  As part of the sixth amendment, the Company leased additional space of approximately 2,130 square feet (the “Additional Space”) for a three year period commencing on December 1, 2020 and ending on

November 30, 2023. According to the terms of the MandalMed Services Agreement, the Company paid a security deposit of less than $0.1 million and is required to pay monthly rent and common area charges.

On August 27, 2020, the Company entered into a lease agreement with 512 2nd Street LLC to lease approximately 3,500 square feet of office space in San Francisco, California (the “Office Space Lease Agreement”). The Office Space Lease Agreement is for a period of two years commencing on September 1, 2020 and ending August 31, 2022. In April 2022, the Company extended the Office Space Lease Agreement up to August 31, 2023 and has one year renewal option to extend the term up to August 31, 2024. According to the terms of the Office Space Lease Agreement, the Company paid a $0.1 million security deposit and is required to pay monthly rent and common area charges.

On December 15, 2020, the Company entered into a lease agreement with Tennieh LLC to lease approximately 9,800 square feet of office space in San Francisco, California (the “Laboratory Lease Agreement”). The Laboratory Lease Agreement is for a period of five years commencing approximately February 1, 2021 and ending January 31, 2026. According to the terms of the Laboratory Lease Agreement, the Company paid a $0.4 million security deposit and is required to pay monthly rent and common area charges.

The following table summarizes total lease expense during the three months ended March 31, 2022 (in thousands):

Three Months Ended March 31
2022
Straight-line operating lease expense	$322
Short-term lease expense	60
Variable lease expense	10
Total operating lease expense	$392

The following table summarizes supplemental cash flow information during the three months ended March 31, 2022 (in thousands):

Three Months Ended March 31
2022
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$315

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of March 31, 2022 (in thousands):

Years Ended December 31,
2022 (from April 2022)	$852
2023	973
2024	799
2025	822
2026	69
Thereafter	—
Total future minimum lease payments	3,515
Less: Interest	(474)
Total lease liabilities at present value	3,041
Lease liabilities, current	881
Lease liabilities, non-current	$2,160

The following table summarizes lease term and discount rate as of March 31, 2022:

Three Months Ended March 31
2022
Weighted-average remaining lease term (years)	3.46
Weighted-average discount rate	8.65%

10.	Commitments and Contingencies

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

For the three months ended March 31, 2022, costs incurred reimbursable by Novartis were not material to the condensed consolidated financial statements.

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection to the Pfizer Agreement are included in the Research and Development expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of March 31, 2022, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 31, 2022 and December 31, 2021, the Company had not incurred any material costs as a result of such indemnifications.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission, or the SEC, on February 28, 2022, or our Annual Report on Form 10-K.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next generation targeted therapies for women’s cancers. Our team has spent the past decade characterizing the structure and function of the estrogen receptor, or ER, a key driver of breast cancer in approximately 75% of patients, in order to develop more potent, oral therapies that completely inactivate this signaling pathway. Our lead product candidate, OP-1250, is a novel oral therapy with combined activity as both a complete ER antagonist, or CERAN, and a selective ER degrader, or SERD, which we believe will drive deeper, more durable responses than existing therapies. OP-1250, both as a monotherapy and in combination with inhibitors of cyclin-dependent kinase 4 and 6, or CDK4/6, demonstrated robust tumor shrinkage in several xenograft models, including a breast cancer brain metastasis model. In August 2020, we initiated an ongoing Phase 1/2 dose escalation and expansion trial evaluating OP-1250 for the treatment of recurrent, locally advanced or metastatic ER-positive, or ER+, human epidermal growth factor receptor 2-negative, or HER2-, breast cancer. We reported initial data from the Phase 1 dose escalation portion of this trial in November 2021, which provide proof-of-concept for OP-1250 as a monotherapy treatment for ER+/HER2- breast cancer. We are continuing to enroll patients in the dose expansion phase of our ongoing Phase 1/2 trial and expect to report updated clinical results in 2022. We have also initiated a Phase 1b dose escalation trial evaluating OP-1250 in combination with palbociclib for the treatment of recurrent, locally advanced or metastatic ER-positive, or ER+, human epidermal growth factor receptor 2-negative, or HER2-, breast cancer. We own worldwide development and commercialization rights to OP-1250. We believe OP-1250’s oral formulation and dual mechanism of action directly address the limitations of current endocrine therapies, such as fulvestrant and tamoxifen, and position OP-1250 as a potential endocrine therapy of choice for the treatment of ER+ breast cancers. Our goal is to transform the standard of care for women living with cancers by developing more effective therapies that apply our deep understanding and collective expertise in endocrine-driven cancers, nuclear receptor activities and mechanisms of acquired resistance.

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

As of March 31, 2022, we had cash, cash equivalents, and marketable securities of $267.9 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2024.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $23.0 million and $15.3 million for the three months ended March 31, 2022 and 2021, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidate, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of March 31, 2022, we had an accumulated deficit of $127.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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

The COVID-19 pandemic continues to rapidly evolve. As a result of the COVID-19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical trial and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff, which we may experience again in the future. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with many of our employees working remotely. We continue to actively monitor the rapidly evolving situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. During 2021, although we modified our operations and practices due to the COVID-19 pandemic and to comply with federal, state and local requirements, our business, operations and development timelines were not material adversely affected. In October 2021, we re-opened our offices to administrative employees, however due to the resurgence of cases relating to the spread of the Delta and Omicron variants, we continued to limit access to its offices. In March 2022, we fully re-opened our offices to all employees and continue to comply with protocols implemented by respective health authorities. We continue to monitor developments related to COVID-19 and may close its offices again in the future as the COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans in the future, including the resulting impact on our expenditures and capital needs, remains uncertain.

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

Research and development expenses to advance the development of our lead product candidate and nonclinical program were $16.0 million and $10.7 million for the three months ended March 31, 2022 and 2021, respectively.

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

Total other income

Total other income consists of interest income and other income (expense). Interest income primarily consists of interest income on our cash equivalents and marketable securities. Other income (expense) consists of miscellaneous income (expense) not related to operating activities.

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change
	(in thousands)
Operating expenses:
Research and development	$16,009	$10,692	$5,317
General and administrative	7,245	4,758	2,487
Total operating expenses	23,254	15,450	7,804
Loss from operations	(23,254)	(15,450)	(7,804)
Other income:
Interest income	218	111	107
Other income	6	—	6
Total other income	224	111	113
Net loss	$(23,030)	$(15,339)	$(7,691)

Research and development expenses

Research and development expenses for the three months ended March 31, 2022 were $16.0 million, compared to $10.7 million for the three months ended March 31, 2021. The increase of $5.3 million was primarily due to increased spending in (i) advancing the clinical study for our lead product candidate OP-1250 and the associated contract manufacturing costs, (ii) other nonclinical research and discovery program costs, and (iii) personnel-related costs due to increased headcount, including non-cash stock-based compensation expenses increase of $1.3 million.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2022 were $7.2 million compared to $4.8 million for the three months ended March 31, 2021. The increase of $2.5 million was primarily due to higher personnel-related expenses, including non-cash stock-based compensation expenses increase of $0.4 million, and other corporate costs.

Other income

Other income for the three months ended March 31, 2022 was $0.2 million, which primarily consisted of interest income from our marketable securities.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $23.0 million and $15.3 million for the three months ended March 31, 2022 and 2021, respectively. Through March 31, 2022, we had received aggregate gross proceeds of $392.7 million from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, and the sale of stock through the ESPP.

As of March 31, 2022, we had $267.9 million in cash, cash equivalents and marketable securities. As of March 31, 2022, we had accumulated deficit of $127.2 million. We had no debt outstanding as of March 31, 2022.

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(17,903)	$(11,084)
Net cash provided by (used in) investing activities	25,567	(279,584)
Net cash provided by financing activities	33	—
Net increase (decrease) in cash and cash equivalents	$7,697	$(290,668)

Operating activities

Net cash used in operating activities in the three months ended March 31, 2022 consisted primarily of our net loss of $23.0 million, offset by non-cash charges of $5.1 million and a net increase in net operating assets and liabilities of $0.1 million. The net loss consisted primarily of $16.0 million in research and development expenses and $7.2 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation of $5.0 million and depreciation and amortization expenses of $0.1 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $0.3 million. The net increase in operating assets and liabilities was primarily due to (i) a net decrease of $0.2 million in prepaid expenses and other current assets and (ii) an increase of $0.2 million in accounts payable, which is primarily a result of timing of invoice payment. The changes are partially offset by (i) a net increase of $0.2 million in other assets and (ii) a net decrease of $0.1 million in other current liabilities.

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

Investing Activities

Net cash provided by investing activities in the three-month ended March 31, 2022 was predominately due to maturities of marketable securities which was offset by purchase of marketable securities.

Net cash used in investing activities in the three-month ended March 31, 2021 was predominately due to purchases of marketable securities which was financed through the use of proceeds from the IPO and convertible preferred stock sale.

Financing activities

Net cash provided by financing activities during the three months ended March 31, 2022 represents less than $0.1 million from the exercise of stock options.

There were no financing activities during the three months ended March 31, 2021.

Contractual obligations and commitments

Refer to Note 10 of our notes to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three months ended March 31, 2022 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 28, 2022 with the SEC.

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

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2022, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact to the design and operating effectiveness of our internal controls.

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

●	We have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs of our only product or future commercialization efforts.
●	We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. We expect to continue to incur increased expenses and operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval for OP-1250. In addition, we may be unable to continue as a going concern over the long term.
●	We are substantially dependent on the success of our only product candidate, OP-1250, which is currently in the early stages of clinical development. We cannot assure you that our planned clinical development programs for OP-1250 will be completed in a timely manner, or at all, or that we will be able to obtain approval for OP-1250 from the FDA, or any comparable foreign regulatory authority. If we are unable to complete development of, obtain regulatory approval for and commercialize OP-1250 in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.
●	Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a pivotal clinical trial or submitted a New Drug Application, or NDA, to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for OP-1250, we will be unable to generate product revenue and our business, financial condition, results of operations and prospects will be significantly harmed.
●	Even if approved, OP-1250 may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success. The degree of market acceptance would depend on a number of factors. If OP-1250 is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue and could significantly harm our business, financial condition, results of operations and prospects.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than OP-1250, or product candidates we may develop in the future, our commercial opportunities will be negatively impacted.
●	We may be unable to obtain U.S. or foreign regulatory approvals and, as a result, may be unable to commercialize OP-1250 or any future product candidate we may develop.
●	The COVID-19 pandemic could adversely impact our business, including our nonclinical studies and clinical trials.
●	In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth. Given the small size of our organization, we may encounter difficulties managing multiple clinical trials at the same time, which could negatively affect our ability to manage the growth of our organization, particularly as we take on additional responsibility associated with being a public company. If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize OP-1250 and any other future product candidates we may develop and, accordingly, may not achieve our research, development and commercialization goals.
●	Our internal computer systems, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
●	Our success depends on our ability to protect our intellectual property and our proprietary technologies. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Thus, the degree of future protection for our proprietary rights is uncertain.
●	We rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations, or CROs, to conduct certain aspects of our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize OP-1250 or future product candidates we may develop and our business, financial condition, results of operations and prospects could be significantly harmed.

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

As of March 31, 2022, we had $267.9 million in cash, cash equivalents, and marketable securities. Based on our current operating plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditures requirements into 2024. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, including a default in one or several of the financial institutions in which we hold, or a negative return on, our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, the COVID-19 pandemic and the macro-economic environment generally. Advancing the development of OP-1250 and any future product candidates we may develop will require a significant amount of capital, and our existing cash and cash equivalents will not be sufficient to fund all of the activities that are necessary to complete the development of OP-1250.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through our initial public offering and private financings. We have incurred net losses of $23.0 million for the three months ended March 31, 2022. We had an accumulated deficit of $127.2 million as of March 31, 2022. Our losses have resulted principally from expenses incurred in research and development of OP-1250 and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our only product candidate, OP-1250, is in early-stage clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing OP-1250 in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for OP-1250 in other indications.

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

In addition, our condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 included elsewhere in this report have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for OP-1250. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long-term.

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

Our future success is heavily dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize OP 1250, our only product candidate. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of OP 1250 in our ongoing clinical trials in multiple indications. We are investing significant efforts and financial resources in the research and development of OP 1250. OP 1250 will require additional clinical development, evaluation of clinical, nonclinical and manufacturing activities, marketing approval from government regulators, and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote OP 1250 before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. Should our planned clinical development of OP 1250 in our lead indications fail to be completed in a timely manner or at all, we will need to rely on our ongoing and planned clinical development of OP 1250 in additional indications, which will require more time and resources to obtain regulatory approval and proceed with commercialization, and may ultimately be unsuccessful.

We cannot assure you that our planned clinical development programs for OP 1250 will be completed in a timely manner, or at all, or that we will be able to obtain approval for OP 1250 from the FDA, European Commission (based on the positive opinion of the Committee for Medicinal Products for Human Use of the EMA and commonly referred to as EMA approval), or any comparable foreign regulatory authority. If we are unable to complete development of, obtain regulatory approval for and commercialize OP 1250 in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials of OP 1250 and any future product candidates we may develop may not be predictive of the results of subsequent clinical trials. We have a limited operating history and to date have not demonstrated our ability to complete large scale clinical trials.

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

Our future clinical trials may not be successful. If any product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business, financial condition, results of operations and prospects may be significantly harmed. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in composition of the patient populations, adherence to the dosing regimen and other trial protocols and the dropout rate among clinical trial participants. Patients treated with OP 1250 or product candidates we may develop in the future may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to OP 1250 or product candidates we may develop. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market OP 1250 or any future product candidates we may develop.

We do not know whether our current clinical trial of OP 1250 or any future clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market OP 1250 or any future product candidates we may develop. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. If we are unable to bring OP 1250 or any future product candidates to market, our ability to create long-term shareholder value will be limited.

In addition, we may rely in part on nonclinical, clinical and quality data generated by contract research organizations, or CROs, and other third parties for regulatory submissions for OP 1250. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, our development programs may be significantly delayed, and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA or foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit an application seeking approval of OP 1250 or any future product candidates we may develop. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of OP 1250 or any future product candidates we may develop. Even if regulatory approval is secured for OP 1250, the terms of such approval may limit the scope and use of OP 1250, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of OP 1250, including and any other indication we are seeking for approval under OP 1250.

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

Applications for OP-1250 could fail to receive regulatory approval for many reasons, including the following:

●	the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;
●	the FDA, EMA or other comparable foreign regulatory authorities may determine that OP 1250 is not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
●	the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
●	the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
●	the data collected from clinical trials of OP 1250 may not be sufficient to support the submission of a NDA, or other submission or to obtain regulatory approval in the United States or elsewhere;
●	we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that OP- 1250’s risk-benefit ratio for its proposed indication is acceptable;
●	the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
●	This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market OP 1250, which would significantly harm our business, financial condition, results of operations and prospects.

In addition, even if we obtain approval of OP 1250 for a lead indication, regulatory authorities may not approve OP 1250 for other indications, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy, or REMS. Certain regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or may approve OP 1250 with a label that does not include the labeling claims necessary or desirable for successful. In addition, regulatory authorities in certain countries may not approve the price we intend to charge for the product we develop. If we are unable to obtain regulatory approval of OP 1250, or if regulatory approval is limited, our business, financial condition, results of operation and prospects will be significantly harmed.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

We may experience delays in clinical trials of OP 1250 or any future product candidate we may develop. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA, EMA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
●	obtaining regulatory authorizations to commence a trial or reaching a consensus with regulatory authorities on trial design;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining approval from one or more institutional review boards, or IRBs;
●	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
●	changes to clinical trial protocol;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;
●	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post- treatment follow- up;
●	delays in enrollment by subjects, or completion of the trial by subjects, due to the COVID-19 pandemic;
●	subjects choosing an alternative treatment for the indication for which we are developing OP-1250, or participating in competing clinical trials;

●	lack of adequate funding to continue the clinical trial;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	regulatory authorities imposing a clinical hold;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	shutdowns, either temporarily or permanently, of any facility manufacturing OP-1250 or any future product candidate we may develop or any of their components, including by order from the FDA, competent authorities of EU Member States or comparable foreign regulatory authorities due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of OP-1250 or any future product candidate we may develop in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or other regulatory requirements;
●	third-party contractors not performing data collection or analysis in a timely or accurate manner; or
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

In addition, disruptions caused by the COVID 19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA, competent authorities of EU Member States or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, competent authorities of EU Member States or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries, as we may do for OP 1250 or product candidates we may develop in the future, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

If we experience delays in the completion of, or termination of, any clinical trial of OP 1250 or any product candidates we may develop in the future, the commercial prospects of OP 1250 or any product candidates we may develop in the future will be harmed, and our ability to generate product revenues from OP 1250 or any product candidates we may develop in the future will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down OP 1250’s or any product candidates we may develop in the future’s development and approval process and jeopardize our ability to commence product sales and generate revenues.

In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of OP 1250 or any product candidates we may develop in the future. Any delays in our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize OP 1250 or any product candidates we may develop in the future and our competitors may be able to bring products to market before we do, and the commercial viability of OP 1250 or any product candidates we may develop in the future could be significantly reduced. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

Because we are pursuing a variety of target indications for OP-1250, we may expend our limited resources to pursue a particular indication and fail to capitalize on indications or additional product candidates that may be more profitable or for which there is a greater likelihood of success.

We are currently focused on pursuing a variety of target indications for OP 1250, and we have expended, and plan to continue to expend, significant resources to pursue these and other indications for OP 1250. In addition, we may in the future spend our resources on other research programs and product candidates for specific indications that ultimately do not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

Even if OP 1250 receives regulatory approval, it may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance would depend on a number of factors, including:

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

If OP 1250 is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue and could significantly harm our business, financial condition, results of operations and prospects.

If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for OP 1250, or any future product candidate we may develop, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Additionally, certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants.

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials may be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID 19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID 19 pandemic could delay the anticipated readouts from our clinical trials and ultimately delay future regulatory submissions.

Patient enrollment may also be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as OP 1250, or any future product candidate we may develop, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment for any of our clinical trials may be affected by other factors, including:

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

Our inability to enroll and maintain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for OP 1250 or any future product candidate we may develop and jeopardize our ability to obtain marketing approval for the sale of OP 1250 or any product candidate we may develop in the future. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

We intend to develop OP-1250, and may develop future product candidates, in combination with other therapies, which exposes us to additional risks.

We intend to develop OP 1250, and may develop other future product candidates, in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, in December 2021, we initiated a Phase 1b clinical trial of OP 1250 in a combination trial with a cyclin-dependent kinase 4 and 6 inhibitor, and we plan to initiate additional combinations trials of OP-1250 as part of combination therapy with independent arms investigating its potential with a cyclin-dependent kinase 4 and 6 inhibitor and with a phosphatidylinositol 3 kinase alpha inhibitor.

Even if OP 1250, or any future product candidate we develop, were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with OP 1250, or any future product candidate we may develop, are replaced as the standard of care for the indications we choose for OP 1250 or any future product candidate we may develop, the FDA, EMA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own product, if approved, being removed from the market or being less successful commercially.

We also may choose to evaluate OP 1250 or future product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell OP 1250, or any future product candidate we may develop, in combination with an unapproved cancer therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved cancer therapies face the same risks described with respect to OP 1250 currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA, EMA or comparable foreign regulatory approval.

If the FDA, EMA or comparable foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with OP 1250 or future product candidates we may develop, we may be unable to obtain approval of or market such combination therapy.

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

The incidence and prevalence for target patient populations of OP 1250 are based on estimates and third-party sources. These estimates may be inaccurate or based on imprecise data. For example, the total addressable market opportunity will depend on, among other things, acceptance of our drugs by the medical community and patient access, drug pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to. If the market opportunities for OP 1250, or any future product candidate we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

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

If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, OP 1250 or any future product candidates we may develop may be harmed, which could significantly harm our business, financial condition, results of operations and prospects.

We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than OP-1250, or product candidates we may develop in the future, our commercial opportunities will be negatively impacted.

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with OP- 1250. Any product candidate that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are attempting to develop OP 1250. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. In addition, OP 1250 and any product candidate that we may develop in the future may need to compete with off- label drugs used by physicians to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with OP 1250 and any product candidate that we may develop in the future.

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

If we are successful in developing OP 1250, it may compete against existing products and product candidates in development, to the extent any such product candidates are approved, for the treatment of estrogen receptor- positive, or ER+, breast cancer, including fulvestrant, marketed as FASLODEX® by AstraZeneca PLC and generic equivalents of FASLODEX® that are marketed or in development, giredestrant (GDC-9545) being developed by Roche Holding AG/Genentech, Inc., or Genentech, camizestrant (AZD9833) being developed by AstraZeneca PLC, amcenestrant (SAR439859) being developed by Sanofi S.A., LY3484356 being developed by Eli Lilly and Co., ZN-c5 being developed by Zentalis Pharmaceuticals, Inc., elacestrant (RAD1901) being developed by Radius Health, Inc., ARV 471 being developed by Arvinas, Inc., rintodestrant (G1T48) being developed by G1 Therapeutics, Inc., H3B 6545 being developed by H3 Biomedicines, a subsidiary of Eisai Co., Ltd., D-0502 being developed by InventisBio Co., Ltd., and lasofoxifene being developed by Sermonix Pharmaceuticals.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, receive greater levels of reimbursement or are less expensive than products we may develop. Our competitors also may obtain marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if OP 1250 or other product candidates we may develop in the future achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or OP 1250 or product candidates we may develop in the future obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our product we may develop, if approved, would be adversely affected.

Changes in methods of OP-1250 manufacturing or formulation may result in additional costs or delay.

As OP 1250 progresses through nonclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause OP 1250 to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of OP 1250 and jeopardize our ability to commercialize OP 1250, if approved, and generate revenue.

Any product candidate we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. If we obtain marketing approval of OP 1250, or any future product candidate we may develop, sales of such product will depend substantially, both in the United States and internationally, on the extent to which the costs of the product will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only at inadequate levels, we may not be able to successfully commercialize OP 1250 or any future product candidates we may develop. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and requiring substitutions of generic products and/or biosimilars. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA- approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our product. Nonetheless, OP 1250 or any future product candidates we may develop may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as OP 1250 or any future product candidates we may develop. In many countries, particularly the countries of the European Union, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of OP 1250 or any future product candidates we may develop to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for OP 1250 or any future product candidates we may develop. Accordingly, in markets outside the United States, the reimbursement for any product that we commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Government agencies promulgate regulations and guidelines directly applicable to us and to OP 1250 or any future product candidates we may develop. In addition, professional societies, such as practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the healthcare and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of OP 1250 or any future product candidates we may develop or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of OP-1250 or any future product candidates we may develop.

Risks related to regulatory approval and other legal compliance matters

We may be unable to obtain U.S. or foreign regulatory approvals and, as a result, may be unable to commercialize OP-1250 or any future product candidate we may develop.

OP 1250 is, and any product candidate we develop in the future will be, subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. We cannot provide any assurance that OP 1250 or any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

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

We may also become subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials and manufacturing of OP 1250. The foreign regulatory approval process varies among countries, and generally includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval.

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

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the United Kingdom further diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.

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

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA, EMA or other regulatory authority investigation of the safety and effectiveness of our product, our manufacturing processes and facilities or our marketing programs. FDA, EMA or other regulatory authority investigations could potentially lead to a recall of our product or more serious enforcement action, limitations on the approved indications for which it may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our product, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing OP 1250, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could significantly harm our business, financial condition, results of operations and prospects.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of OP 1250 or any future product candidates we may develop. For example, during the Phase 1a portion of our Phase 1/2 clinical trial, three patients had grade 4 neutropenia attributed to study drug by the investigator, and two of these patients presented with fever and neutropenia.  Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by OP 1250 or any future product candidates we may develop could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or other comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

If OP 1250 or any future product candidates we may develop are associated with undesirable side effects or have unexpected characteristics in nonclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete a trial, or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may significantly harm our business, financial condition, results of operations and prospects.

Patients in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our nonclinical studies or previous clinical trials. OP 1250 or any future product candidates we may develop, may be used as chronic therapies or be used in pediatric populations, for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if OP 1250 or any future product candidates we may develop, are used in combination with other therapies, OP 1250 or any future product candidates we may develop may exacerbate adverse events associated with the therapy and it may not be possible to determine whether it was caused by our product or the one with which it was combined. Patients treated with OP 1250 or any future candidates we may develop, may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to OP 1250 or any future product candidates we may develop, but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, competent authorities of EU Member States, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could significantly harm our business, financial condition, results of operations and prospects. Further, if OP 1250 obtains marketing approval, toxicities associated with OP 1250 and not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether OP 1250 will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on nonclinical studies or early-stage clinical trials.

The FDA, EMA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.

We may choose to conduct international clinical trials in the future. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the United States population and United States medical practice; (2) the trials are performed by clinical investigators of recognized competence and pursuant to current GCP requirements; and (3) the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in OP 1250 or any future product candidates we may develop not receiving approval for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of OP-1250, or any product candidate we develop in the future, in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of OP-1250, or any product candidate we develop in the future, in other jurisdictions.

Obtaining and maintaining regulatory approval of OP 1250, or any product candidate we develop in the future, in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA, EMA or other foreign regulatory authority grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries.

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

Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of OP 1250, or any product candidate we develop in the future, will be harmed.

Even if OP-1250, or any product candidate we develop in the future, receives regulatory approval, it will be subject to significant post-marketing regulatory requirements and oversight.

Any regulatory approvals that we may receive for OP 1250, or any product candidate we develop in the future, will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve OP 1250, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or applicable foreign regulatory authorities approve OP 1250 or any product candidate we develop in the future, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for OP 1250 will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize OP 1250, or any product candidate we may develop in the future, and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of OP 1250 or any product candidate we may develop in the future. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If OP 1250 or any future product candidate we may develop is approved for marketing, and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as OP 1250 or any future product candidates we may develop, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for OP 1250 or any future product candidates we may develop, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label based on the physician’s independent medical judgment. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of OP 1250 or any future product candidates we may develop, if approved, we could become subject to significant liability, which would significantly harm our business, financial condition, results of operations and prospects.

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

The ability of the FDA, EMA or any applicable foreign regulatory authority to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA, EMA or any applicable foreign regulatory authority’s ability to perform routine functions. Average review times at the agencies have fluctuated in recent years as a result and could be delated by the COVID 19 pandemic or other factors. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID 19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign and domestic manufacturing facilities and in July 2020 only restarted inspections on a risk-based basis. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID 19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We may in the future seek an accelerated approval for OP 1250 or future product candidates we may develop. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit. Third-party payors may refuse to provide coverage or reimbursement for the drug until the confirmatory studies are complete. Additionally, if such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

Prior to seeking accelerated approval for OP 1250, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation (e.g., breakthrough therapy designation) for OP 1250, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for OP 1250 would result in a longer time period to commercialization of such product candidate, could increase the cost of development of OP 1250 and could harm our competitive position in the marketplace.

We may face difficulties from changes to current regulations and future legislation.

Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of OP 1250 or any future product candidates we may develop. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. As a result of litigation challenging the Most Favored Nation model. On December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles.  No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize OP 1250 or any future product candidates we may develop. It is possible that additional governmental action is taken in response to the COVID 19 pandemic.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of OP 1250 or any future product candidates we may develop, if any, may be.

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

The ongoing COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID 19, we closed our offices with our administrative employees working outside of our offices and limited the number of staff in any given research and development laboratory. In October 2021, we re-opened our offices to administrative employees, however due to the resurgence of cases relating to the spread of the Delta and Omicron variants, we have continued to limit access to our offices and we may close our offices again in the future as the COVID-19 pandemic continues to evolve.  As a result of the COVID 19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical trial and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff, which we may experience again in the future. Additionally, we may experience further disruptions that could severely impact our business, nonclinical studies and clinical trials, including:

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

The COVID 19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, nonclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize OP 1250 or any other product candidate will be limited and the potential for successfully growing our business will be harmed.

If we are unable to establish sales or marketing capabilities or enter into agreements with third parties to sell or market OP-1250 or any product candidate we may develop in the future, we may not be able to successfully sell or market OP-1250 or any future product candidate we may develop that obtain regulatory approval.

We currently do not have, and have never had, a marketing or sales team. In order to commercialize any product candidates, if approved, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market OP 1250 or any future product candidate we may develop. We may not be successful in accomplishing these required tasks.

Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize OP 1250 or any product candidate we may develop in the future will be expensive and time- consuming, and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of OP 1250 or any product candidate we may develop in the future that we obtain approval to market, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize OP 1250 or any product candidate we may develop in the future which may receive regulatory approval or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Factors that may affect our ability to commercialize OP 1250, or any future product candidate we may develop, on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to or persuading adequate numbers of physicians to prescribe OP 1250 or any future product candidates we may develop and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of OP 1250 or any future product candidate we may develop. We may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of OP 1250 or any future product candidate we may develop, we may not generate revenues from such product candidate or be able to reach or sustain profitability.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2022, we had 71 employees, 70 of whom were full-time, including 37 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, we expect to be conducting multiple clinical trials of OP 1250 for several different indications concurrently. Given the small size of our organization, we may encounter difficulties managing multiple clinical trials at the same time, which could negatively affect our ability to manage growth of our organization, particularly as we take on additional responsibility associated with being a public company. Our future financial performance and our ability to successfully develop and, if approved, commercialize, OP 1250 and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of OP 1250 and any other future product candidates we may develop or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize OP 1250 and any other future product candidates we may develop and, accordingly, may not achieve our research, development and commercialization goals.

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

If such an event were to occur or were alleged to have occurred and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws, as applicable, such as HIPAA, CCPA, HITECH and GDPR), it could result in a material disruption or termination of our drug discovery and development programs and our business operations, whether due to a loss of our trade secrets, personal information, or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs and divert resources from other efforts. For example, in November 2021, we were alerted to falsified information circulating on social media relating to our planned poster presentation for the Phase 1 dose-escalation portion of the ongoing Phase 1/2 clinical trial of OP-1250 at the San Antonio Breast Cancer Symposium.  Additionally, the loss of clinical trial data from completed or future clinical trials could result in delays or revocation of our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture OP 1250, and similar events relating to their computer systems could also have a material adverse effect on our business. We may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, to develop and implement protections to prevent future events of this nature from occurring, and to address other related concerns or issues. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of OP 1250 could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

We intend to seek approval to market OP 1250 in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for OP 1250, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of OP 1250. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of OP 1250 will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for OP 1250 and may be affected by existing and future healthcare reform measures.

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

In addition, in most foreign countries, including a number of EU Member States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of OP 1250 to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for our product. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our product is unavailable or limited in scope or amount, our potential revenues from sales and the potential profitability of OP 1250 in those countries would be negatively affected.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our suppliers, CMOs, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics (including, for example, the outbreak of COVID 19), and other natural or man-made disasters or business interruptions, for which we are predominantly self- insured. The occurrence of any of these business disruptions could seriously harm our operations, increase our costs and expenses and significantly harm our business, financial condition, results of operations and prospects.

Our ability to develop OP 1250 or any future product candidates we may develop could be disrupted if our operations or those of our suppliers are affected by man-made or natural disasters or other business interruptions. Our corporate headquarters are located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and business could suffer in the event of a major earthquake, fire or other natural disaster.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result subsequent shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. Our ability to utilize those NOLs could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

We plan to seek regulatory approval of OP 1250 or any future product candidates we may develop outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for OP 1250 and any future product candidates that we may develop and technologies related to their various uses. We generally seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad related to OP 1250, our proprietary technologies, and their manufacture and uses that are important to our business, as well as inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We may also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending applications from third parties. If we or our potential licensors are unable to obtain or maintain patent protection with respect to OP 1250, proprietary technologies and their uses, our business, financial condition, results of operations and prospects could be significantly harmed.

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

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Thus, the degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to OP 1250 or any future product candidates we may develop could significantly harm our business, financial condition, results of operations and prospects.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting OP 1250 or any future product candidates we may develop by obtaining and defending patents. These risks and uncertainties include the following:

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

The patent positions of biopharmaceutical companies generally are highly uncertain, involve complex legal and factual questions for which important legal principles remain unsolved and have been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect OP 1250 or which effectively prevent others from commercializing competitive technologies and product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance. Legal standards relating to valid and enforceable claim scope are unsettled in the United States and elsewhere and disputes challenging or re-defining scope are common in the biopharmaceutical industry. Even if patent applications we own or in-license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether OP 1250 or any future product candidates we may develop will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could significantly harm our business, financial condition, results of operations and prospects.

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

We may be subject to a third-party pre-issuance submission of prior art to the USPTO or other jurisdictions, or become involved in post-grant challenges such as opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings, or in litigation, challenging our patent rights, including by challenging the validity or the claim of priority of our patents. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize OP 1250 or any future product candidates we may develop and compete directly with us, without payment to us. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of OP 1250 or any future product candidates we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, including art of which we were unaware, and art which was not raised during prosecution of any of our patent applications. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would significantly impact our business, financial condition, results of operations and prospects. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates or could embolden competitors to launch products or take other steps that could disadvantage us in the marketplace or draw us into additional expensive and time consuming disputes. Should any of these events occur, it could significantly harm our business, financial condition, results of operations and prospects.

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

Our commercial success depends in part on avoiding infringement, misappropriation or other violations of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe, misappropriate or otherwise violate patents or other intellectual property rights owned or controlled by third parties. A finding by a court or administrative body that we infringe the claims of issued patents owned by third parties could preclude us from commercializing OP 1250 or any future product candidates we may develop.

Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import OP 1250 or any future product candidates we may develop and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, and proceedings, such as oppositions, reexaminations, IPR proceedings and PGR proceedings, before the USPTO and/or corresponding foreign patent offices. In addition, many companies in intellectual property-dependent industries, including the biopharmaceutical industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. Numerous third-party U.S. and foreign issued patents and pending patent applications may exist in the fields in which we are developing OP 1250 or any future product candidates we may develop. There may be third-party patents or patent applications with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of OP 1250 or any future product candidates we may develop. For example, we are aware of certain third-party patent applications and patents in the United States and abroad that include disclosure of chemical structures sharing certain similarities with OP 1250. It is possible that one or more of such third parties could pursue patent claims or assert patent claims that allegedly encompass OP 1250.

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

As the biopharmaceutical industry expands and more patents are issued, the risk increases that OP 1250, or any future product candidates we may develop, may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of OP 1250, or any future product candidates we may develop, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that OP 1250 or any future product candidates we may develop may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Still further, we cannot rely on our experience that third parties have not so far alleged that we infringe their patent rights, as provisions of U.S. patent laws provide a safe harbor from patent infringement for therapeutic products under clinical development. If and when we submit an NDA that safe harbor will expire.

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

Any patent-related legal action against us claiming damages or seeking to enjoin commercial activities relating to our products, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market OP 1250 or any future product candidates we may develop. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or a future strategic partner were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign OP 1250 or any future product candidates we may develop processes to avoid infringement, if necessary.

An adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing OP 1250 or any future product candidates we may develop, which could significantly harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing OP 1250 and future product candidates and technologies.

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

While we may have issued patents that cover OP 1250, it is possible that third parties may have blocking patents that prevent us from marketing, manufacturing or commercializing our own patented products and practicing our own patented technology.

We may be unsuccessful in acquiring or in-licensing compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for practicing inventions claimed by our patents, including the manufacture, sale and use of OP 1250 and any future product candidates we may develop. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could significantly harm our business, financial condition, results of operations and prospects.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

Competitors or other third parties may infringe, misappropriate or otherwise violate our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement or other intellectual property claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we may in-license in the future or own is not valid, is unenforceable, and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our owned patents or future in-licensed patents do not cover the technology in question. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at OP 1250 or any future product candidates we may develop, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring OP 1250 or any future product candidates to market. Should any of these events occur, it could significantly harm our business, financial condition, results of operations and prospects.

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

Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our licensors are the first to either (1) file any patent application related to OP 1250 or any future product candidate we may develop or (2) invent any of the inventions claimed in the patents or patent applications.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but there can be no assurance that any such extensions will be obtained, and the life of a patent, and the protection it affords, is limited. Even if patents covering OP 1250 or any future product candidates we may develop are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Depending upon the timing, duration and specifics of FDA marketing approval of OP 1250 or any future product candidates we may develop, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch- Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of OP 1250 or any future product candidates we may develop. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be significantly harmed. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and nonclinical data and launch their product earlier than might otherwise be the case.

We will not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we will not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These infringing products may compete with OP 1250 or any future product candidates we may develop, without any available recourse.

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

We have entered into and may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, lessees of shared multi-company property and other third parties. Many of our employees and consultants were previously employed at, or may have previously provided or may be currently providing consulting services to, other biopharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may become subject to litigation where a third party asserts that we or our employees or consultants inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing OP 1250 or any future product candidates or technologies we may develop. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, and cause us to lose valuable intellectual property rights or personnel, which could significantly harm our business, financial condition, results of operations and prospects. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

We may enter into license agreements in the future with others to advance our research or allow commercialization of OP 1250 or any future product candidates we may develop. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in our licenses.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our nonclinical studies and clinical trials and to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for OP 1250 in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Further, these investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to OP 1250 and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If independent investigators or CROs fail to devote sufficient resources to the development of OP 1250, or if CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize OP 1250. As a result, our results of operations and the commercial prospects for OP 1250 would be harmed, our costs could increase and our ability to generate revenues could be delayed or precluded entirely, and our business, financial condition, results of operations and prospects could be significantly harmed.

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

The COVID 19 pandemic and government measures taken in response have also had a significant impact on our CROs, and we expect that they will face further disruption which may affect our ability to initiate and complete our nonclinical studies and clinical trials.

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

We do not currently have the infrastructure or internal capability to manufacture supplies of OP 1250 for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of OP 1250 for nonclinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements for OP 1250. Furthermore, the raw materials for OP 1250 are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of OP 1250 for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. For example, the extent to which the COVID 19 pandemic impacts our ability to procure sufficient supplies for the development of OP 1250 in the future will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID 19 or treat its effects.

We expect to continue to rely on third-party manufacturers for the commercial supply of OP 1250, if we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

We do not have control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of OP 1250, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market OP 1250, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of OP 1250 or other drugs necessary for the development or commercialization of OP 1250 and significantly harm our business, financial condition, results of operations and prospects.

Furthermore, if the third-party providers of therapies or therapies in development used in combination with OP 1250 are unable to produce sufficient quantities for clinical trials or for commercialization of OP 1250, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations and prospects. For example, for our planned Phase 1b clinical trial of OP 1250 in combination with KISQALI® (ribociclib) or PIQRAY® (alpelisib), or the Novartis Study Drugs, in patients with metastatic ER+ breast cancer, we entered into a Clinical Collaboration and Supply Agreement with Novartis Institutes for BioMedical Research, Inc., or Novartis, or the Novartis Agreement. Under the terms of the Novartis Agreement, Novartis is providing KISQALI® (ribociclib) and PIQRAY® (alpelisib) for the clinical trial. If Novartis is unable to timely manufacture or provide KISQALI® (ribociclib) or PIQRAY® (alpelisib), or if the Novartis Agreement terminates and we are unable to obtain KISQALI® (ribociclib) or PIQRAY® (alpelisib) on the current terms, our planned Phase 1b clinical trial may be delayed and the cost to us to conduct this trial may significantly increase, which would significantly harm our business, financial condition, results of operations and prospects. For a description of the Novartis Agreement, see the section titled “Business - Clinical Trial Collaboration and Supply Agreement with Novartis” in our Annual Report on Form 10-K.

Our current and anticipated future dependence upon others for the manufacture of OP 1250 or other drugs necessary for the development or commercialization of OP 1250 may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

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

We have third-party collaborators for the development and commercialization of OP 1250. Our likely collaborators for any future collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

We have, and will likely continue to have, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of OP 1250. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving OP 1250 could pose numerous risks to us, including the following:

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

Our drug development programs and the potential commercialization of OP 1250 or any future product candidates we may develop will require substantial additional cash to fund expenses. We may continue to seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

If we seek collaborations in the future, we will face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for OP 1250 or any future product candidates we may develop. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

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

If and when we seek to enter into additional collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop OP 1250 or any future product candidates we may develop or bring them to market and generate product revenue.

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

In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of factors unrelated to the specific company or its technology, as well as due to the COVID 19 pandemic. The COVID 19 pandemic continues to rapidly evolve and the extent to which it may impact our business, nonclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

As of March 31, 2022, we had 40,352,801 shares of common stock outstanding. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

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

We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to OP 1250 or future product candidates we may develop, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39712	3.1	11/23/2020
3.2	Amended and Restated Bylaws	8-K	001-39712	3.2	11/23/2020
10.1	Olema Pharmaceuticals, Inc. 2022 Inducement Plan	10-K	001-39712	10.17	2/28/2022
10.2	Form of Stock Option Agreement and Option Grant Notice under the Inducement Plan.	10-K	001-39712	10.18	2/28/2022
10.3	Offer Letter by and between the Registrant and Naseem Zojwalla, dated December 15, 2021.	10-K	001-39712	10.19	2/28/2022
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Olema Pharmaceuticals, Inc.

Date: May 9, 2022	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)
Olema Pharmaceuticals, Inc.

Date: May 9, 2022	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Operating and Financial Officer (Principal Financial Officer and Principal Accounting Officer)