Form 10-Q
period 2022-06-30
Olema Pharmaceuticals, Inc.
filed 2022-08-09
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 40,419,559 shares of common stock, $0.0001 par value per share, outstanding.

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$24,526	$13,812
Marketable securities	216,185	273,438
Prepaid expenses and other current assets	2,315	3,435
Total current assets	243,026	290,685
Property and equipment, net	1,450	1,474
Operating lease right-of-use assets	3,028	3,246
Other assets	3,096	540
Total assets	$250,600	$295,945

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$120	$23
Operating lease liabilities, current	1,078	931
Other current liabilities	11,110	8,065
Total current liabilities	12,308	9,019
Operating lease liabilities, net of current portion	2,009	2,358
Total liabilities	14,317	11,377
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 40,401,626 and 40,337,046 shares issued as of June 30, 2022 and December 31, 2021, respectively; 39,974,459 and 39,797,263 shares outstanding as of June 30, 2022 and December 31, 2021, respectively.	3	3
Additional paid-in capital	398,756	388,904
Accumulated other comprehensive loss	(2,398)	(149)
Accumulated deficit	(160,078)	(104,190)
Total stockholders’ equity	236,283	284,568
Total liabilities and stockholders’ equity	$250,600	$295,945

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$27,054	$11,910	$43,063	$22,602
General and administrative	6,239	4,612	13,484	9,370
Total operating expenses	33,293	16,522	56,547	31,972
Loss from operations	(33,293)	(16,522)	(56,547)	(31,972)
Other income (expense):
Interest income	415	117	633	228
Other income (expense):	20	(1)	26	(1)
Total other income	435	116	659	227
Net loss	$(32,858)	$(16,406)	$(55,888)	$(31,745)
Net loss per share, basic and diluted	$(0.82)	$(0.42)	$(1.40)	$(0.81)
Weighted average shares used to compute net loss per share, basic and diluted	39,918,219	39,415,330	39,876,650	39,370,809

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(32,858)	$(16,406)	$(55,888)	$(31,745)
Other comprehensive loss:
Net unrealized loss on marketable securities	(772)	(1)	(2,249)	(14)
Total comprehensive loss	$(33,630)	$(16,407)	$(58,137)	$(31,759)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2022	39,869,325	$3	$393,933	$(1,626)	$(127,220)	$265,090
Vesting of early exercised stock options	6,990	—	31	—	—	31
Vesting of restricted stock awards	49,319	—	—	—	—	—
Exercise of stock options	17,934	—	7	—	—	7
Issuance of shares under the employee stock purchase plan	30,891	—	57	—	—	57
Stock-based compensation expense	—	—	4,623	—	—	4,623
Employee stock purchase plan expense	—	—	105	—	—	105
Net unrealized loss on marketable securities	—	—	—	(772)	—	(772)
Net loss	—	—	—	—	(32,858)	(32,858)
Balances at June 30, 2022	39,974,459	$3	$398,756	$(2,398)	$(160,078)	$236,283

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	39,797,263	$3	$388,904	$(149)	$(104,190)	$284,568
Vesting of early exercised stock options	13,979	—	62	—	—	62
Vesting of restricted stock awards	98,637	—	—	—	—	—
Exercise of stock options	33,689	—	40	—	—	40
Issuance of shares under the employee stock purchase plan	30,891	—	57	—	—	57
Stock-based compensation expense	—	—	9,497	—	—	9,497
Employee stock purchase plan expense	—	—	196	—	—	196
Net unrealized loss on marketable securities	—	—	—	(2,249)	—	(2,249)
Net loss	—	—	—	—	(55,888)	(55,888)
Balances at June 30, 2022	39,974,459	$3	$398,756	$(2,398)	$(160,078)	$236,283

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2021	39,342,129	$3	$374,467	$(13)	$(48,433)	$326,024
Vesting of early exercised stock options	6,989	—	30	—	—	30
Vesting of restricted stock awards	116,571	—	—	—	—	—
Exercise of stock options	63,014	—	130	—	—	130
Issuance of shares under the employee stock purchase plan	23,885	—	386	—	—	386
Stock-based compensation expense	—	—	3,871	—	—	3,871
Employee stock purchase plan expense	—	—	50	—	—	50
Net unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(16,406)	(16,406)
Balances at June 30, 2021	39,552,588	$3	$378,934	$(14)	$(64,839)	$314,084

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	39,308,238	$3	$371,228	$—	$(33,094)	$338,137
Vesting of early exercised stock options	13,979	—	61	—	—	61
Vesting of restricted stock awards	143,472	—	—	—	—	—
Exercise of stock options	63,014	—	130	—	—	130
Issuance of shares under the employee stock purchase plan	23,885	—	386	—	—	386
Stock-based compensation expense	—	—	7,015	—	—	7,015
Employee stock purchase plan expense	—	—	114	—	—	114
Net unrealized loss on marketable securities	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(31,745)	(31,745)
Balances at June 30, 2021	39,552,588	$3	$378,934	$(14)	$(64,839)	$314,084

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(55,888)	$(31,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	169	40
Non-cash lease expense	648	—
Premium amortization and discount accretion on marketable securities, net	(26)	138
Stock-based compensation expense, including employee stock purchase plan expense	9,693	7,129
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	204	878
Other assets	(542)	—
Accounts payable	97	(322)
Other current liabilities	1,915	3,893
Operating lease liabilities	(632)	—
Net cash used in operating activities	(44,362)	(19,989)
Cash flows from investing activities:
Purchase of equipment	(51)	(780)
Maturities of marketable securities	205,750	67,000
Purchases of marketable securities	(150,720)	(334,874)
Net cash provided by (used in) investing activities	54,979	(268,654)
Cash flows from financing activities:
Proceeds from exercise of stock options	40	130
Proceeds from issuance of common stock under employee stock purchase plan	57	386
Net cash provided by financing activities	97	516
Net increase (decrease) in cash and cash equivalents	10,714	(288,127)
Cash and cash equivalents at beginning of period	13,812	338,549
Cash and cash equivalents at end of period	$24,526	$50,422
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of prepaid expenses and other current liabilities into other assets	$2,014	$—
Purchases of property and equipment included in accounts payable or other current liabilities	$94	$63
Vesting of early exercised stock options	$62	$61

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Olema Pharmaceuticals, Inc. (“Olema” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next-generation targeted therapies for women’s cancers. The Company is initially focused on developing therapies for the treatment of breast cancer. The Company’s wholly owned, lead product candidate, OP-1250, is a novel oral therapy with combined activity as both a complete estrogen receptor (“ER”) antagonist (“CERAN”) and a selective ER degrader (“SERD”). It is currently being evaluated as a single agent in an ongoing Phase 1/2 clinical trial, and in Phase 1b combination with palbociclib, in patients with recurrent, locally advanced or metastatic estrogen receptor-positive (“ER+”), human epidermal growth factor receptor 2-negative (“HER2-“) breast cancer.

The Company is located in San Francisco, California and was incorporated in Delaware on August 7, 2006 under the legal name of CombiThera, Inc. and on March 25, 2009 was renamed Olema Pharmaceuticals, Inc. The Company’s principal operations are based in San Francisco, California, and has operations in Cambridge, Massachusetts. It operates in one business segment and therefore has only one reportable segment. The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of COVID-19, the ability to secure additional capital to fund operations and commercial success of its product candidates. OP-1250 and any future product candidates the Company may develop will require extensive nonclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

The Company had $240.7 million of cash, cash equivalents and marketable securities at June 30, 2022, which management believes is sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2024.

Impact of COVID-19

The extent of the impact of the COVID-19 pandemic on the Company’s business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration of the outbreak and its impact on the Company’s development activities, planned clinical trial enrollment, future trial sites, contract research organizations (“CROs”), third-party manufacturers, and other third parties with whom the Company does business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. During 2021 and 2022, although the Company modified its operations and practices due to the COVID-19 pandemic and to comply with federal, state and local requirements, its business, operations and development timelines were not material adversely affected. In October 2021, the Company re-opened its offices to administrative employees, however due to the resurgence of cases relating to the spread of the Delta and Omicron variants, the Company continued to limit access to its offices. In March 2022, the Company fully re-opened its offices to all employees and continues to comply with protocols implemented by respective health authorities. The Company continues to monitor developments related to COVID-19 and may close its offices again in the future as the COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic may affect the Company’s business, operations and development timelines and plans in the future, including the resulting impact on its expenditures and capital needs, remains uncertain.

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

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of June 30, 2022, the statements of operations and comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three- and six-month periods are also unaudited. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the SEC on February 28, 2022.

Use of Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period. Significant areas that require management’s estimates include accruals of research and development expenses, including accrual of research contract costs, stock-based compensation assumptions, including the fair value of common stock. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. Cash deposits are all in reputable financial institutions in the United States and as of June 30, 2022 and December 31, 2021. Cash and cash equivalents consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U.S. dollars and Australian dollars and investments in interest bearing money market funds.

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from net loss and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. Interest earned on marketable securities is included in interest income.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop product candidates. These costs are recorded within research and development expenses in the condensed consolidated statements of operations and include personnel expenses, stock-based compensation expenses, allocated general and administrative expenses, and external costs including fees paid to consultants and CROs and contract manufacturing organizations (“CMOs”), in connection with nonclinical studies and clinical trials, and other related clinical trial fees, such as for investigator fees, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses and other current assets. Such amounts are recognized as an expense as the goods are delivered or the related services are performed.

Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

Reimbursements of certain costs associated with research activities performed under the agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) are recorded as a reduction of research and development expenses, as described in Note 10, Commitments and Contingencies – Clinical Collaboration and Supply Agreement.

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

Foreign Currency Transactions

The functional currency of Olema Oncology Australia Pty Ltd, the Company’s wholly-owned subsidiary, is the U.S. dollar. Accordingly, all monetary assets and liabilities of the subsidiary are remeasured into U.S. dollars at the current period-end exchange rates and non-monetary assets are remeasured using historical exchange rates. Income and expense elements are remeasured to U.S. dollars using the average exchange rates in effect during the period. Remeasurement gains and losses are recorded as other income (expense) on the condensed consolidated statements of operations.

The Company is subject to foreign currency risk with respect to its clinical and manufacturing contracts denominated in currencies other than the U.S. dollar, predominantly the Australian dollar and the Euro. Payments on contracts denominated in foreign currencies are made at the spot rate on the day of payment. Changes in the exchange rate between billing dates and payment dates are recorded within other income (expense) on the condensed consolidated statements of operations.

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

The Company assesses the fair value of financial instruments based on the provisions of ASC 820, Fair Value Measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$10,607	$—	$—	$10,607
Money market funds	13,935	—	—	13,935
Commercial paper	—	49,063	—	49,063
U.S. government treasury bills	121,791	—	—	121,791
Government-sponsored enterprise securities	—	45,331	—	45,331
Total	$146,333	$94,394	$—	$240,727

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$24,542	$—	$—	$24,542
Short-term marketable securities (<12 months to maturity)	179,140	9	(1,509)	177,640
Long-term marketable securities (>12 months to maturity)	39,443	—	(898)	38,545
Total	$243,125	$9	$(2,407)	$240,727

The Company considers its marketable securities with maturities beyond one year as current assets, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale.

The Company does not believe that the unrealized losses are credit related but are rather a reflection of current market yields and/or current marketplace bid/ask spreads. The Company has not recognized an allowance for credit losses as of June 30, 2022. In addition, no marketable securities had been in a consecutive loss position for more than 12 months as of June 30, 2022.

As of June 30, 2022, all of the Company’s cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U. S. dollars and Australian dollars.

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Lab equipment	$1,784	$1,639
Computer equipment	59	59
Property and equipment, gross	1,843	1,698
Less: Accumulated depreciation	(393)	(224)
Property and equipment, net	$1,450	$1,474

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid insurance	$836	$1,766
Prepaid subscriptions and licenses	483	291
Prepaid research contracts	29	239
Prepaid clinical trial costs	—	916
Reimbursable research and development costs from a collaboration partner	516	—
Other	451	223
Total	$2,315	$3,435

6.	Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued R&D related costs	$6,914	$2,645
Accrued employee bonuses	2,052	3,752
Accrued professional fees	1,529	1,011
Accrued payroll related costs	184	191
Early exercise of unvested stock options	144	206
Accrued taxes	70	88
Other	217	172
Total	$11,110	$8,065

7. Stock-Based Compensation

In 2014, the Company’s Board of Directors and stockholders approved and adopted the 2014 Stock Plan (the “2014 Plan”). The 2014 Plan permitted the grant of options and restricted stock awards (including restricted stock purchase rights and restricted stock bonus awards). The maximum aggregate number of shares that may be subject to awards and sold under the 2014 Plan as of December 31, 2019 was 717,360 shares, which was subsequently increased to 4,842,180 in September 2020. The 2014 Plan was terminated on the date the 2020 Equity Incentive Plan (the “2020 Plan”), which is described below, became effective, and no additional awards will be made pursuant to the 2014 Plan. However, any outstanding awards granted under the 2014 Plan will remain outstanding, subject to the terms of the 2014 Plan award agreements, until such outstanding options are exercised or until any awards terminate or expire by their terms.

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.81%	0.62%
Expected term (in years)	6.02	5.98
Expected volatility	79.33%	77.08%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan, the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	5,768,028	$15.99	8.82	$11,365
Granted	2,932,190	6.73	—	—
Exercised(1)	(47,668)	3.00	—	—
Forfeited	(227,497)	21.79	—	—
Outstanding as of June 30, 2022(2)	8,425,053	$12.69	8.75	$1,086

Options vested and exercisable as of June 30, 2022	2,551,362	$14.01	8.16	$637
Options expected to vest as of June 30, 2022	5,873,691	$12.11	9.00	$450

(1)	Exercised amount includes vesting of early exercised options.
(2)	Balance as of June 30, 2022 includes 32,619 unvested early exercised stock options.

Early Exercise of Stock Options

In September 2020, one employee and one non-employee paid $0.6 million to early exercise 135,525 options with exercise prices ranging from $4.406 per share to $4.824 per share. As of June 30, 2022, 102,906 of such shares had vested with the remaining shares vesting over their respective terms. The terms of the 2014 Plan permit certain option holders to exercise options before their options are vested, subject to certain limitations. The early exercised options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. Such shares are not deemed to be outstanding for accounting purposes until they vest and are therefore excluded from shares outstanding and from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. A liability is recognized related to the cash proceeds of the unvested options and is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $0.1 million in other current liabilities as of June 30, 2022.

Restricted Stock Awards

In June 2020, the Company granted to certain employees 789,095 shares of restricted common stock (the “RSAs”) under the 2014 Plan as consideration for services with a deemed value of $2.40 per share, or $1.9 million. The following table summarizes the restricted stock activity under the Plan during the six months ended June 30, 2022:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock as of December 31, 2021	493,185	$2.40
Granted	—	—
Vested	(98,637)	2.40
Forfeited	—	—
Unvested restricted stock as of June 30, 2022	394,548	$2.40

2020 Employee Stock Purchase Plan

In 2020, the Company’s board of directors and stockholders approved and adopted the 2020 ESPP. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of the common stock purchased under the ESPP is equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Each offering period is not to exceed 27 months and will include one or more purchase periods (each a “Purchase Period”) as approved by the Company’s board of directors in the offering. The current offering period will consist of two (2) six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” A total of 430,416 shares of common stock were initially reserved for issuance pursuant to the ESPP.

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the 2020 ESPP Plan and the 2022 Inducement Plan was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$3,211	$2,288	$6,278	$4,022
General and administrative	1,517	1,633	3,415	3,107
Total	$4,728	$3,921	$9,693	$7,129

8.	Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(32,858)	$(16,406)	$(55,888)	$(31,745)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	39,918,219	39,415,330	39,876,650	39,370,809
Net loss per share, basic and diluted	$(0.82)	$(0.42)	$(1.40)	$(0.81)

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	June 30,
	2022	2021
Unvested restricted common stock	394,548	591,822
Options to purchase common stock	8,425,053	5,575,455
Employee stock purchase plan contingently issuable	70,477	5,919
	8,890,078	6,173,196

Included in the potentially dilutive options to purchase common stock noted above are 211,621 shares issued upon exercise of options under non-recourse notes receivable during 2015 (see Note 7, “Stock-Based Compensation” in the Company’s Form 10-K as filed with the SEC on February 28, 2022). The Company determined the purchase of the stock to be non-substantive, and as such, the shares subject to the promissory notes will not be deemed outstanding until such time as the promissory notes have been repaid. As of December 31, 2020, all outstanding principal and accrued interest relating to the Non-Recourse Notes were settled in full by the two noteholders, and as a result, the Company issued 211,621 shares of common stock to the noteholders and included these shares in the basic and diluted net loss per share for three and six months ended June 30, 2021. Also included in the potentially dilutive options to purchase common stock are 32,619 unvested stock options that were early exercised by an employee and a non-employee in September 2020 (see Note 7, “Stock-Based Compensation”). The Company determined the early exercises to be non-substantive as the shares were subject to repurchase rights. Accordingly, the Company has excluded these shares from the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2022 and 2021.

9.	Leases

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

On August 27, 2020, the Company entered into a lease agreement with 512 2nd Street LLC to lease approximately 3,500 square feet of office space in San Francisco, California (the “Office Space Lease Agreement”). The Office Space Lease Agreement is for a period of two years commencing on September 1, 2020 and ending August 31, 2022. In April 2022, the Company extended the Office Space Lease Agreement up to August 31, 2023 and has one year renewal option to extend the term up to August 31, 2024. According to the terms of the Office Space Lease Agreement, the Company paid a $0.1 million security deposit and is required to pay monthly rent and common area charges. The extension of the lease term was accounted for as a modification under Topic 842 and the Company recorded additional ROU asset and lease liability of $0.3 million and $0.3 million, respectively, in the condensed consolidated financial statements.

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

The following table summarizes total lease expense during the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Straight-line operating lease expense	$325	$647
Short-term lease expense	60	120
Variable lease expense	10	20
Total operating lease expense	$395	$787

The following table summarizes supplemental cash flow information during the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$317	$632
Supplemental noncash information on lease liability arising from obtaining a right-of-use asset	$297	$297

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of June 30, 2022 (in thousands):

Years Ending December 31,
2022 (from July 2022)	$641
2023	1,186
2024	799
2025	822
2026	69
Thereafter	—
Total future minimum lease payments	3,517
Less: Interest	(430)
Total lease liabilities at present value	3,087
Lease liabilities, current	1,078
Lease liabilities, non-current	$2,009

The following table summarizes lease term and discount rate as of June 30, 2022:

June 30,
2022
Weighted-average remaining lease term (years)	3.11
Weighted-average discount rate	8.71%

10.	Commitments and Contingencies

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

Costs associated with research activities performed under the agreement are included in research and development expenses in the accompanying condensed consolidated financial statements, with any reimbursable costs from Novartis reflected as a reduction of such expenses. For the three and six months ended June 30, 2022, costs reimbursable from Novartis were $0.5 million and $0.5 million, respectively. As of June 30, 2020, the receivable due from Novartis was $0.5 million, which is recorded under prepaid expenses and other current assets in the accompanying condensed consolidated financial statements.

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection to the Pfizer Agreement are included in the research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021.

License Agreement

In June 2022, the Company entered into an exclusive global license agreement with Aurigene Discovery Technologies Limited (“Aurigene”) to research, develop and commercialize novel small molecule inhibitors of an undisclosed oncology target (“the Aurigene Agreement”).

Under the terms of the Aurigene Agreement, Aurigene will provide to the Company an exclusive license to its portfolio of novel small molecule inhibitors of the target. Financial terms of the Aurigene Agreement include a $8.0 million upfront payment for rights to a pre-existing Aurigene program and potential future milestone payments of up to $60.0 million in clinical development and regulatory milestones, and up to $370.0 million in commercial milestones. Aurigene is also eligible to receive mid-single digits to the low double digits royalties on product sales, if any. During the research term, the Company will contribute funding to Aurigene to facilitate Aurigene’s ongoing discovery efforts. The Company and Aurigene will jointly direct further preclinical work and, if successful, the Company will lead clinical development as well as regulatory and commercial activities.

The term of the Aurigene Agreement will continue until the expiration of the last-to-expire of all payment obligations with respect to all licensed products thereunder, unless terminated earlier in accordance with the terms of the Aurigene Agreement. The Aurigene Agreement may be terminated (a) by the Company for convenience, in its sole discretion, upon prior written notice to Aurigene, (b) by either the Company or Aurigene in connection with the other party’s uncured material breach or (c) by either the Company or Aurigene in connection with the insolvency of the other party.

The $8.0 million upfront payment was incurred in June 2022 and recorded as research and development expense in the condensed consolidated statements of operations and comprehensive loss. Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as research and development expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be accrued as a provision to cost of sales in the period when achievement of respective milestone target is probable.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of June 30, 2022, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 30, 2022 and December 31, 2021, the Company had not incurred any material costs as a result of such indemnifications.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next generation targeted therapies for women’s cancers. Our team has spent the past decade characterizing the structure and function of the estrogen receptor, or ER, a key driver of breast cancer in approximately 75% of patients, in order to develop more potent, oral therapies that completely inactivate this signaling pathway. Our lead product candidate, OP-1250, is a novel oral therapy with combined activity as both a complete ER antagonist, or CERAN, and a selective ER degrader, or SERD, which we believe will drive deeper, more durable responses than existing therapies. OP-1250, both as a monotherapy and in combination with inhibitors of cyclin-dependent kinase 4 and 6, or CDK4/6, demonstrated robust tumor shrinkage in several xenograft models, including a breast cancer brain metastasis model. In August 2020, we initiated an ongoing Phase 1/2 dose escalation and expansion trial evaluating OP-1250 for the treatment of recurrent, locally advanced or metastatic ER-positive, or ER+, human epidermal growth factor receptor 2-negative, or HER2-, breast cancer. We reported initial data from the Phase 1 dose escalation portion of this trial in November 2021, which provide proof-of-concept for OP-1250 as a monotherapy treatment for ER+/HER2- breast cancer. In June 2022, we selected 120 mg as the Recommended Phase 2 dose for OP-1250 to advance into Phase 2 evaluation. Phase 2 enrollment has initiated and will include three cohorts: patients with measurable disease (N=50), patients with non-measurable disease (N=15) and patients with CNS metastasis (N=15). In January 2022, we initiated a Phase 1b dose escalation trial evaluating OP-1250 in combination with palbociclib for the treatment of recurrent, locally advanced or metastatic ER-positive, or ER+, human epidermal growth factor receptor 2-negative, or HER2-, breast cancer. We expect to report updated monotherapy and initial combination data for OP-1250 in the fourth quarter of 2022. We own worldwide development and commercialization rights to OP-1250. We believe OP-1250’s oral formulation and dual mechanism of action directly address the limitations of current endocrine therapies, such as fulvestrant and tamoxifen, and position OP-1250 as a potential endocrine therapy of choice for the treatment of ER+ breast cancers. Our goal is to transform the standard of care for women living with cancers by developing more effective therapies that apply our deep understanding and collective expertise in endocrine-driven cancers, nuclear receptor activities and mechanisms of acquired resistance.

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

As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $240.7 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second half of 2024.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $32.9 million and $16.4 million for the three months ended June 30, 2022 and 2021, respectively, and $55.9 million and $31.7 million for the six months ended June 30, 2022 and 2021, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidate, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of June 30, 2022, we had an accumulated deficit of $160.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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

The COVID-19 pandemic continues to evolve. As a result of the COVID-19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical trial and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff, which we may experience again in the future for clinical trials. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain, and will depend on certain developments, including the duration of the COVID-19 pandemic, frequency of outbreaks and its impact on our development activities, planned clinical trial enrollment, future trial sites, contract research organizations, or CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We continue to actively monitor the rapidly evolving situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. During 2021 and 2022, although we modified our operations and practices due to the COVID-19 pandemic and to comply with federal, state and local requirements, our business, operations and development timelines were not material adversely affected. In March 2022, we fully re-opened our offices to all employees and continue to comply with protocols implemented by respective health authorities. We continue to monitor developments related to COVID-19 and may close its offices again in the future as the COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans in the future, including the resulting impact on our expenditures and capital needs, remains uncertain.

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

External expenses include:

●	expenses incurred in connection with the discovery and nonclinical development of our product candidates, including under agreements with third parties, such as consultants and CROs;
●	costs of manufacturing products for use in our nonclinical studies and clinical trials, including payments to contract manufacturing organizations, or CMOs, and consultants;
●	costs of funding research performed by third parties;
●	costs of purchasing lab supplies and non-capital equipment used in designing, developing and manufacturing nonclinical study and clinical trial materials;
●	costs associated with consultants for chemistry, manufacturing and controls development, regulatory, statistics and other services;
●	expenses related to regulatory activities, including filing fees paid to regulatory agencies; and
●	facility costs including rent, depreciation and maintenance expenses.

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

Research and development expenses to advance the development of our lead product candidate and nonclinical program were $27.1 million and $11.9 million for the three months ended June 30, 2022 and 2021, respectively, and $43.1 million and $22.6 million for the six months ended June 30, 2022 and 2021, respectively.

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

We expect that our general and administrative expenses will increase in the foreseeable future as we increase our headcount to support the continued research and development of our programs and the growth of our business. We also anticipate incurring additional expenses associated with operating as a public company, including increased expenses related to the building and improving of our IT infrastructure, including cyber security monitoring, legal, other regulatory and compliance, director and officer insurance, investor and public relations and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

Total other income

Total other income consists of interest income and other income (expense). Interest income primarily consists of interest income on our cash equivalents and marketable securities. Other income (expense) consists of miscellaneous income (expense) not related to operating activities.

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	$ Change
	(in thousands)
Operating expenses:
Research and development	$27,054	$11,910	$15,144
General and administrative	6,239	4,612	1,627
Total operating expenses	33,293	16,522	16,771
Loss from operations	(33,293)	(16,522)	(16,771)
Other income (expense):
Interest income	415	117	298
Other income (expense)	20	(1)	21
Total other income	435	116	319
Net loss	$(32,858)	$(16,406)	$(16,452)

Research and development expenses

Research and development expenses for the three months ended June 30, 2022 were $27.1 million, compared to $11.9 million for the three months ended June 30, 2021. The increase of $15.1 million was primarily due to increased spending in (i) advancing the clinical study for our lead product candidate OP-1250 and the associated contract manufacturing costs, (ii) other nonclinical research and discovery program costs, including the $8.0 million upfront payment in connection with the Aurigene Agreement, and (iii) personnel-related costs due to increased headcount, including non-cash stock-based compensation expenses increase of $0.9 million.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2022 were $6.2 million compared to $4.6 million for the three months ended June 30, 2021. The increase of $1.6 million was primarily due to increased spending in (i) personnel-related expenses, which was partially offset by a non-cash stock-based compensation expenses decrease of $0.1 million, and (ii) public entity related costs, including legal compliance and other corporate costs.

Other income

Other income for the three months ended June 30, 2022 was $0.4 million, which primarily consisted of interest income from our marketable securities.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	$ Change
	(in thousands)
Operating expenses:
Research and development	$43,063	$22,602	$20,461
General and administrative	13,484	9,370	4,114
Total operating expenses	56,547	31,972	24,575
Loss from operations	(56,547)	(31,972)	(24,575)
Other income (expense):
Interest income	633	228	405
Other income (expense)	26	(1)	27
Total other income	659	227	432
Net loss	$(55,888)	$(31,745)	$(24,143)

Research and development expenses

Research and development expenses for the six months ended June 30, 2022 were $43.1 million, compared to $22.6 million for the six months ended June 30, 2022. The increase of $20.5 million was primarily due to increased spending in (i) advancing the clinical study for our lead product candidate OP-1250 and the associated contract manufacturing costs, (ii) other nonclinical research and discovery program costs, including the $8.0 million upfront payment in connection with the Aurigene Agreement, and (iii) personnel-related costs due to increased headcount, including non-cash stock-based compensation expenses increase of $2.3 million.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2022 were $13.5 million compared to $9.4 million for the six months ended June 30, 2022. The increase of $4.1 million was primarily due to increased spending in (i) personnel-related expenses, including non-cash stock-based compensation expenses increase of $0.3 million, and (ii) public entity related costs, including legal compliance and other corporate costs.

Other income

Other income for the six months ended June 30, 2022 was $0.7 million, which primarily consisted of interest income from our marketable securities.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $32.9 million and $16.4 million for the three months ended June 30, 2022 and 2021, respectively, and $55.9 million and $31.7 million for the six months ended June 30, 2022 and 2021, respectively.  Through June 30, 2022, we had received aggregate gross proceeds of $392.8 million from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, and the sale of stock through the ESPP.

As of June 30, 2022, we had $240.7 million in cash, cash equivalents and marketable securities. As of June 30, 2022, we had accumulated deficit of $160.1 million. We had no debt outstanding as of June 30, 2022.

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

We expect our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024 at which point we would need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(44,362)	$(19,989)
Net cash provided by (used in) investing activities	54,979	(268,654)
Net cash provided by financing activities	97	516
Net increase (decrease) in cash and cash equivalents	$10,714	$(288,127)

Operating activities

Net cash used in operating activities in the six months ended June 30, 2022 consisted primarily of our net loss of $55.9 million, partially offset by non-cash charges of $9.9 million and a net increase in operating assets and liabilities of $1.7 million. The net loss consisted primarily of $43.1 million in research and development expenses and $13.5 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation of $9.7 million and depreciation and amortization expenses of $0.1 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $0.6 million. The net increase in operating assets and liabilities was primarily due to (i) an increase of $1.9 million in other current liabilities, (ii) an increase of $0.1 million in accounts payable, which is primarily a result of timing of invoice payment, and (iii) a decrease of $0.2 million in prepaid expenses and other current assets. The changes are partially offset by a net increase of $0.5 million in other assets.

Net cash used in operating activities in the six months ended June 30, 2021 consisted primarily of our net loss of $31.7 million, partially offset by non-cash charges of $7.3 million and a net change of $4.4 million in net operating assets and liabilities. The net loss consisted primarily of $22.6 million in research and development expenses and $9.4 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation of $7.1 million and depreciation and amortization expenses of $0.2 million, primarily related to premium amortization on our marketable securities. The change in operating assets and liabilities was primarily due to an increase of $3.9 million in other current liabilities, primarily related to the increased spending in (i) research and development related costs, including contract manufacturing and CRO expenses as a result of our continued advancement of our lead product program, and (ii) personnel related expenses, including employee bonuses, due to increased headcount,  and a decrease in prepaid expenses and other current assets of $0.9 million.

Investing Activities

Net cash provided by investing activities in the six-month ended June 30, 2022 was predominately due to maturities of marketable securities which was partially offset by purchase of marketable securities.

Net cash used in investing activities in the six months ended June 30, 2021 was predominately due to purchases of marketable securities which was financed through the proceeds from the IPO and convertible preferred stock sale, and purchases of equipment, partially offset by the maturities of marketable securities.

Financing activities

Net cash provided by financing activities during the six months ended June 30, 2022 represents $0.1 million in net proceeds from the sale of our common stock under the 2020 ESPP and exercise of stock options.

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

During the six months ended June 30, 2022, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2022, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact to the design and operating effectiveness of our internal controls.

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

●	We have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs of our only product or future commercialization efforts.
●	We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. We expect to continue to incur increased expenses and operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval for OP-1250. In addition, we may be unable to continue as a going concern over the long term.
●	We are substantially dependent on the success of our only product candidate, OP-1250, which is currently in the early stages of clinical development. We cannot assure you that our planned clinical development programs for OP-1250 will be completed in a timely manner, or at all, or that we will be able to obtain approval for OP-1250 from the FDA, or any comparable foreign regulatory authority. If we are unable to complete development of, obtain regulatory approval for and commercialize OP-1250 in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.
●	Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a pivotal clinical trial or submitted a New Drug Application, or NDA, to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for OP-1250, we will be unable to generate product revenue and our business, financial condition, results of operations and prospects will be significantly harmed.
●	Even if approved, OP-1250 may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success. The degree of market acceptance would depend on a number of factors. If OP-1250 is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue and could significantly harm our business, financial condition, results of operations and prospects.
●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than OP-1250, or product candidates we may develop in the future, our commercial opportunities will be negatively impacted.
●	We may be unable to obtain U.S. or foreign regulatory approvals and, as a result, may be unable to commercialize OP-1250 or any future product candidate we may develop.
●	The COVID-19 pandemic could adversely impact our business, including our nonclinical studies and clinical trials.
●	In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth. Given the small size of our organization, we may encounter difficulties managing multiple clinical trials at the same time, which could negatively affect our ability to manage the growth of our organization, particularly as we take on additional responsibility associated with being a public company. If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize OP-1250 and any other future product candidates we may develop and, accordingly, may not achieve our research, development and commercialization goals.
●	Our internal computer systems, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
●	Our success depends on our ability to protect our intellectual property and our proprietary technologies. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Thus, the degree of future protection for our proprietary rights is uncertain.
●	We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs to conduct certain aspects of our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize OP-1250 or future product candidates we may develop and our business, financial condition, results of operations and prospects could be significantly harmed.

●	We qualify as a “smaller reporting company” within the meaning of the Exchange Act and may take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

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

Developing pharmaceutical products, including conducting nonclinical studies and clinical trials, is a very time- consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses will increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, OP-1250. We anticipate incurring significant costs associated with the development of OP-1250 and any future drug candidates we may develop. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or nonclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for OP-1250, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

As of June 30, 2022, we had $240.7 million in cash, cash equivalents, and marketable securities. Based on our current operating plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditures requirements into the second half of 2024. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, including a default in one or several of the financial institutions in which we hold, or a negative return on, our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, the COVID-19 pandemic and the macro-economic environment generally. Advancing the development of OP-1250 and any future product candidates we may develop will require a significant amount of capital, and our existing cash and cash equivalents will not be sufficient to fund all of the activities that are necessary to complete the development of OP-1250.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through our initial public offering and private financings. We have incurred net losses of $55.9 million for the six months ended June 30, 2022. We had an accumulated deficit of $160.1 million as of June 30, 2022. Our losses have resulted principally from expenses incurred in research and development of OP-1250 and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our only product candidate, OP-1250, is in early-stage clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing OP-1250 in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for OP-1250 in other indications.

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

In addition, our condensed consolidated financial statements for the six months ended June 30, 2022 and 2021 included elsewhere in this report have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for OP-1250. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long-term.

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

We cannot assure you that our planned clinical development programs for OP-1250 will be completed in a timely manner, or at all, or that we will be able to obtain approval for OP-1250 from the FDA, European Commission (based on the positive opinion of the Committee for Medicinal Products for Human Use of the EMA and commonly referred to as EMA approval), or any comparable foreign regulatory authority. If we are unable to complete development of, obtain regulatory approval for and commercialize OP-1250 in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

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

Our future clinical trials may not be successful. If any product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business, financial condition, results of operations and prospects may be significantly harmed. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in composition of the patient populations, adherence to the dosing regimen and other trial protocols and the dropout rate among clinical trial participants. Patients treated with OP- 1250 or product candidates we may develop in the future may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to OP-1250 or product candidates we may develop. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market OP-1250 or any future product candidates we may develop.

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

In addition, we may rely in part on nonclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for OP-1250. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, our development programs may be significantly delayed, and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

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

Applications for OP-1250 could fail to receive regulatory approval for many reasons, including the following:

●	the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;
●	the FDA, EMA or other comparable foreign regulatory authorities may determine that OP-1250 is not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
●	the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
●	the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
●	the data collected from clinical trials of OP-1250 may not be sufficient to support the submission of a NDA, or other submission or to obtain regulatory approval in the United States or elsewhere;
●	we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that OP-1250’s risk-benefit ratio for its proposed indication is acceptable;
●	the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
●	This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market OP-1250, which would significantly harm our business, financial condition, results of operations and prospects.

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

As a result of the COVID-19 pandemic, we have faced risk that enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials could be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic, and may continue to face these risks as the COVID-19 pandemic continues to evolve. In addition, if, for any reason, patients are unable to visit clinical trial sites for dosing or data collection purposes related to the COVID-19 pandemic or for other reasons, such factors could delay the anticipated readouts from our clinical trials and ultimately delay future regulatory submissions.

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

Our inability to enroll and maintain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for OP -250 or any future product candidate we may develop and jeopardize our ability to obtain marketing approval for the sale of OP-1250 or any product candidate we may develop in the future. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

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

Risks associated with the in-licensing or acquisition of drug candidates could cause substantial delays in the preclinical and clinical development of our drug candidates.

We have previously in-licensed and we may acquire or in-license potential product candidates for in the future as we continue to build our pipeline. Such arrangements with third parties may impose diligence, development and commercialization obligations, milestone payments, royalty payments, indemnification and other obligations on us. Our obligations to pay milestone, royalty and other payments to our licensor may be substantial, and the amount and timing of such payments may impact our ability to progress the development and commercialization of our product candidate. Our rights to use any licensed intellectual property may be subject to the continuation of and our compliance with the terms of any such agreements.

Disputes over intellectual property and other rights that we have licensed or acquired, or may license or acquire in the future, from third parties could prevent or impair our ability to maintain any such arrangements on acceptable terms, result in delays in the commencement or completion of our preclinical studies and clinical trials and impact our ability to successfully develop and commercialize the affected product candidates. If we fail to comply with our obligations under any licensing agreements, these agreements may be terminated or the scope of our rights under them may be reduced and we might be unable to develop, manufacture or market any product that is licensed under these agreements.

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

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with OP-1250. Any product candidate that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are attempting to develop OP-1250. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. In addition, OP-1250 and any product candidate that we may develop in the future may need to compete with off- label drugs used by physicians to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with OP-1250 and any product candidate that we may develop in the future.

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

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the United Kingdom further diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect until 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our drugs, if approved, and accordingly, our business.

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

For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2027. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. As a result of litigation challenging the Most Favored Nation model. On December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles.  No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In the United States, numerous federal and state laws and regulations, including state personal information laws, state data breach notification laws, and federal and state consumer protection laws and regulations govern the collection, use, disclosure and protection of personal information. For example, sthe California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information of consumers or households. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities and may increase our compliance costs and potential liability.

Additionally, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition, other states have enacted or proposed data privacy laws. For example, , Virginia passed the Consumer Data Protection Act, or the VCDPA, effective January 1, 2023;, Colorado recently passed the Privacy Rights Act, or the CPA, effective July 1, 2023; Connecticut passed the Data Privacy Act, or CDPA, effective July 1, 2023; and Utah recently passed the Consumer Privacy Act, or the UCPA, effective December 31, 2023. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal information and make it difficult to predict the impact of such laws on our business or operations. The CPA and CDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

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

New legislation proposed or enacted in Illinois, Massachusetts, Nevada, New Jersey, New York, Rhode Island, Washington and other states, and a proposed right to privacy amendment to the Vermont Constitution, imposes, or has the potential to impose, additional obligations on companies that process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements, including the requirement to comply with GDPR, CCPA, CPRA, VDCPA, CDPA, CPA, UCPA or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, modify our data practices and policies, restrict our business operations, and could restrict the way products and services involving data are offered, all of which could significantly harm our business, financial condition, results of operations and prospects. Further, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.

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

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we closed our offices with our administrative employees working outside of our offices and limited the number of staff in any given research and development laboratory. In October 2021, we re-opened our offices to administrative employees, however due to the resurgence of cases relating to the spread of the Delta and Omicron variants, we have continued to limit access to our offices and we may close our offices again in the future as the COVID-19 pandemic continues to evolve.  As a result of the COVID 19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical trial and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff, which we may experience again in the future. Additionally, we may experience further disruptions that could severely impact our business, nonclinical studies and clinical trials, including:

●	delays or difficulties in enrolling and retaining patients in our clinical trials;
●	difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to the COVID-19 pandemic, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
●	interruption of, or delays in receiving, supplies of OP-1250 from our CMOs, due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
●	interruptions in nonclinical studies due to restricted or limited operations at our laboratory facility;
●	limitations on employee resources that would otherwise be focused on the conduct of our nonclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
●	interruption or delays to our sourced discovery and clinical activities.

The COVID 19 pandemic continues to evolve. The extent to which the outbreak impacts our business, nonclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

As of June 30, 2022, we had 75 employees, 72 of whom were full-time, including 42 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators, potential future collaborators, or other third parties (including service providers in our supply chain) may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security, or CARES Act, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning on or after December 31, 2020. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws and proposals have recently been made in Congress (which have not yet been enacted) to make other tax law changes that could have a material adverse impact on us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation.

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

We have engaged in and may in the future engage in additional acquisitions, strategic partnerships or in-licensing opportunities, that may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We have evaluated in the past and may in the future evaluate various acquisition opportunities, strategic partnerships and in-licensing opportunities, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;
●	the assumption of contingent liabilities;
●	the issuance of our equity securities;
●	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
●	the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic merger or acquisition;
●	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;
●	risk of delay in receiving or the failure to receive anticipated benefits of any such transactions, or of facing unanticipated challenges;
●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and
●	our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions or pursue partnerships or in-licensing opportunities in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may devote substantial resources and fail to realize the anticipated benefits of such efforts, or we may incorrectly judge the value of an acquired or in-licensed product candidate, technology or other asset. Any such failure to realize the anticipated benefits of any or all of our acquisitions, strategic partnerships or in-licensing opportunities in the time frame expected, or at all, could result in additional costs or loss of revenue. Furthermore, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

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

As of June 30, 2022, we had 40,401,626 shares of common stock outstanding. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

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

In addition, we have previously taken advantage of the JOBS Act’s reduced disclosure requirements applicable to “emerging growth companies” regarding executive compensation and exemptions from the requirements of holding advisory say-on-pay votes on executive compensation. Since we are no longer classified as an “emerging growth company,” we are no longer eligible for such reduced disclosure requirements and exemptions, though we will be eligible to take advantage of some reduced disclosure requirements applicable to “smaller reporting companies”. As a result, we expect that because we are no longer classified as an “emerging growth company”, we will require additional attention from management with respect to our disclosures and will incur increased costs, which could include higher legal fees, accounting fees, consultant fees and fees associated with investor relations activities, among others.

We qualify as a “smaller reporting company” within the meaning of the Exchange Act and may take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates was less than $560.0 million measured on the last business day of our second fiscal quarter for the year ending December 31, 2022, we qualify again as a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act

(“Section 404”), presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and presenting reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39712	3.1	11/23/2020
3.2	Amended and Restated Bylaws	8-K	001-39712	3.2	11/23/2020
10.1*+	Drug Discovery Collaboration and License Agreement by and between the Registrant and Aurigene Discovery Technologies Limited, dated June 7, 2022.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
+	Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Olema Pharmaceuticals, Inc.

Date: August 9, 2022	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)
Olema Pharmaceuticals, Inc.

Date: August 9, 2022	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Operating and Financial Officer (Principal Financial Officer and Principal Accounting Officer)