Form 10-Q
period 2022-09-30
Olema Pharmaceuticals, Inc.
filed 2022-11-08
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 40,455,427 shares of common stock, $0.0001 par value per share, outstanding.

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$26,804	$13,812
Marketable securities	195,796	273,438
Prepaid expenses and other current assets	2,458	3,435
Total current assets	225,058	290,685
Property and equipment, net	1,404	1,474
Operating lease right-of-use assets	2,764	3,246
Other assets	2,771	540
Total assets	$231,997	$295,945

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14	$23
Operating lease liabilities, current	1,084	931
Other current liabilities	11,454	8,065
Total current liabilities	12,552	9,019
Operating lease liabilities, net of current portion	1,746	2,358
Total liabilities	14,298	11,377
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 40,455,427 and 40,337,046 shares issued as of September 30, 2022 and December 31, 2021, respectively; 40,084,568 and 39,797,263 shares outstanding as of September 30, 2022 and December 31, 2021, respectively.	3	3
Additional paid-in capital	403,168	388,904
Accumulated other comprehensive loss	(2,674)	(149)
Accumulated deficit	(182,798)	(104,190)
Total stockholders’ equity	217,699	284,568
Total liabilities and stockholders’ equity	$231,997	$295,945

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$17,627	$12,523	$60,690	$35,125
General and administrative	5,595	5,239	19,079	14,609
Total operating expenses	23,222	17,762	79,769	49,734
Loss from operations	(23,222)	(17,762)	(79,769)	(49,734)
Other income (expense):
Interest income	622	105	1,255	333
Other income (expense):	(120)	(56)	(94)	(57)
Total other income	502	49	1,161	276
Net loss	$(22,720)	$(17,713)	$(78,608)	$(49,458)
Net loss per share, basic and diluted	$(0.57)	$(0.45)	$(1.97)	$(1.25)
Weighted average shares used to compute net loss per share, basic and diluted	40,036,201	39,607,745	39,930,418	39,450,655

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(22,720)	$(17,713)	$(78,608)	$(49,458)
Other comprehensive (loss) gain:
Net unrealized (loss) gain on marketable securities	(276)	29	(2,525)	15
Total comprehensive loss	$(22,996)	$(17,684)	$(81,133)	$(49,443)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except for share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2022	39,974,459	$3	$398,756	$(2,398)	$(160,078)	$236,283
Vesting of early exercised stock options	6,990	—	31	—	—	31
Vesting of restricted stock awards	49,318	—	—	—	—	—
Exercise of stock options	53,801	—	106	—	—	106
Stock-based compensation expense	—	—	4,207	—	—	4,207
Employee stock purchase plan expense	—	—	68	—	—	68
Net unrealized loss on marketable securities	—	—	—	(276)	—	(276)
Net loss	—	—	—	—	(22,720)	(22,720)
Balances at September 30, 2022	40,084,568	$3	$403,168	$(2,674)	$(182,798)	$217,699

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	39,797,263	$3	$388,904	$(149)	$(104,190)	$284,568
Vesting of early exercised stock options	20,969	—	93	—	—	93
Vesting of restricted stock awards	147,955	—	—	—	—	—
Exercise of stock options	87,490	—	146	—	—	146
Issuance of shares under the employee stock purchase plan	30,891	—	57	—	—	57
Stock-based compensation expense	—	—	13,704	—	—	13,704
Employee stock purchase plan expense	—	—	264	—	—	264
Net unrealized loss on marketable securities	—	—	—	(2,525)	—	(2,525)
Net loss	—	—	—	—	(78,608)	(78,608)
Balances at September 30, 2022	40,084,568	$3	$403,168	$(2,674)	$(182,798)	$217,699

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2021	39,552,588	$3	$378,934	$(14)	$(64,839)	$314,084
Vesting of early exercised stock options	58,639	—	280	—	—	280
Vesting of restricted stock awards	49,318	—	—	—	—	—
Exercise of stock options	20,753	—	57	—	—	57
Stock-based compensation expense	—	—	4,125	—	—	4,125
Employee stock purchase plan expense	—	—	32	—	—	32
Net unrealized gain on marketable securities	—	—	—	29	—	29
Net loss	—	—	—	—	(17,713)	(17,713)
Balances at September 30, 2021	39,681,298	$3	$383,428	$15	$(82,552)	$300,894

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2020	39,308,238	$3	$371,228	$—	$(33,094)	$338,137
Vesting of early exercised stock options	72,618	—	341	—	—	341
Vesting of restricted stock awards	192,790	—	—	—	—	—
Exercise of stock options	83,767	—	187	—	—	187
Issuance of shares under the employee stock purchase plan	23,885	—	386	—	—	386
Stock-based compensation expense	—	—	11,140	—	—	11,140
Employee stock purchase plan expense	—	—	146	—	—	146
Net unrealized gain on marketable securities	—	—	—	15	—	15
Net loss	—	—	—	—	(49,458)	(49,458)
Balances at September 30, 2021	39,681,298	$3	$383,428	$15	$(82,552)	$300,894

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(78,608)	$(49,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	260	90
Non-cash lease expense	975	—
Premium amortization and discount accretion on marketable securities, net	(216)	220
Stock-based compensation expense, including employee stock purchase plan expense	13,968	11,286
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	61	1,232
Other assets	(1,114)	—
Accounts payable	(9)	(527)
Other current liabilities	3,281	5,070
Operating lease liabilities	(952)	—
Net cash used in operating activities	(62,354)	(32,087)
Cash flows from investing activities:
Purchase of equipment	(190)	(876)
Maturities of marketable securities	244,500	186,449
Purchases of marketable securities	(169,167)	(467,011)
Net cash provided by (used in) investing activities	75,143	(281,438)
Cash flows from financing activities:
Proceeds from exercise of stock options	146	187
Proceeds from issuance of common stock under employee stock purchase plan	57	386
Net cash provided by financing activities	203	573
Net increase (decrease) in cash and cash equivalents	12,992	(312,952)
Cash and cash equivalents at beginning of period	13,812	338,549
Cash and cash equivalents at end of period	$26,804	$25,597
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of prepaid expenses and other current liabilities into other assets	$1,117	$—
Vesting of early exercised stock options	$93	$341
Purchases of property and equipment included in accounts payable	$—	$114

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

The Company is located in San Francisco, California and was incorporated in Delaware on August 7, 2006 under the legal name of CombiThera, Inc. and on March 25, 2009 was renamed Olema Pharmaceuticals, Inc. The Company’s principal operations are based in San Francisco, California, and has operations in Cambridge, Massachusetts. Olema Oncology Australia Pty Ltd was incorporated on January 6, 2021 and is a wholly-owned subsidiary of the Company (collectively with Olema Pharmaceuticals, Inc. referred to as “Olema” or the “Company” herein). It operates in one business segment and therefore has only one reportable segment. The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of COVID-19 and other geopolitical and macroeconomic events, the ability to secure additional capital to fund operations and commercial success of its product candidates. OP-1250 and any future product candidates the Company may develop will require extensive nonclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

The Company had $222.6 million of cash, cash equivalents and marketable securities at September 30, 2022, which management believes is sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2024.

Impact of COVID-19 and Other Geopolitical and Macroeconomic Events

The extent of the impact of the COVID-19 pandemic on the Company’s business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration of the outbreak and its impact on the Company’s development activities, planned clinical trial enrollment, future trial sites, contract research organizations (“CROs”), third-party manufacturers, and other third parties with whom the Company does business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. During 2021 and 2022, although the Company modified its operations and practices due to the COVID-19 pandemic and to comply with federal, state and local requirements, its business, operations and development timelines were not material adversely affected. In October 2021, the Company re-opened its offices to administrative employees, however due to the resurgence of cases relating to the spread of the Delta and Omicron variants, the Company continued to limit access to its offices. In March 2022, the Company fully re-opened its offices to all employees and continues to comply with protocols implemented by respective health authorities. The Company continues to monitor developments related to COVID-19 and may close its offices again in the future. The extent to which the COVID-19 pandemic may affect the Company’s business, operations and development timelines and plans in the future, including the resulting impact on its expenditures and capital needs, remains uncertain.

In addition to the ongoing COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict, which has resulted in volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Any continued or renewed disruption resulting from these factors could negatively impact the Company’s business. The Company continues to monitor the impact of these macroeconomic factors on its results of operations, financial condition and cash flows.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These condensed consolidated financial statements include the accounts of Olema Pharmaceuticals, Inc. and its wholly-owned subsidiary, Olema Oncology Australia Pty Ltd. All intercompany balances and transactions have been eliminated upon consolidation.

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of September 30, 2022, the statements of operations and comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three- and nine-month periods are also unaudited. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K as filed with the SEC on February 28, 2022.

Use of Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with US GAAP. The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period. Significant areas that require management’s estimates include accruals of research and development expenses, including accrual of research contract costs, stock-based compensation assumptions, including the fair value of common stock. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. Cash deposits are all in reputable financial institutions in the United States and as of September 30, 2022 and December 31, 2021. Cash and cash equivalents consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U.S. dollars and Australian dollars and investments in interest bearing money market funds.

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

The Company assesses the fair value of financial instruments based on the provisions of ASC 820, Fair Value Measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$15,381	$—	$—	$15,381
Money market funds	11,444	—	—	11,444
Commercial paper	—	49,968	—	49,968
U.S. government treasury bills	98,531	—	—	98,531
Government-sponsored enterprise securities	—	47,297	—	47,297
Total	$125,356	$97,265	$—	$222,621

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$26,825	$—	$—	$26,825
Short-term marketable securities (<12 months to maturity)	178,995	—	(2,008)	176,987
Long-term marketable securities (>12 months to maturity)	19,475	—	(666)	18,809
Total	$225,295	$—	$(2,674)	$222,621

The Company considers its marketable securities with maturities beyond one year as current assets, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale.

The Company periodically reviews its available-for-sale marketable securities for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses.

There was one marketable security that has been in a consecutive loss position for more than 12 months as of September 30, 2022. It had $0.1 million unrealized loss with a fair value of $6.9 million as of September 30, 2022. The Company does not believe that the total unrealized losses of $2.7 million as of September 30, 2022 are credit related but are rather a reflection of current market yields and/or current marketplace bid/ask spreads. During the three and nine months ended September 30, 2022, the Company did not recognize any other-than-temporary impairment loss. As of September 30, 2022, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

As of September 30, 2022, all of the Company’s cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U. S. dollars and Australian dollars.

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Lab equipment	$1,829	$1,639
Computer equipment	59	59
Property and equipment, gross	1,888	1,698
Less: Accumulated depreciation	(484)	(224)
Property and equipment, net	$1,404	$1,474

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Reimbursable research and development costs from a collaboration partner	$1,082	$—
Interest receivable on marketable securities	457	130
Prepaid subscriptions and licenses	440	291
Prepaid insurance	387	1,766
Prepaid research contracts	14	239
Prepaid clinical trial costs	—	916
Other	78	93
Total	$2,458	$3,435

6.	Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued R&D related costs	$6,286	$2,645
Accrued employee bonuses	2,933	3,752
Accrued professional fees	1,569	1,011
Accrued payroll related costs	406	191
Early exercise of unvested stock options	113	206
Accrued taxes	53	88
Other	94	172
Total	$11,454	$8,065

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

In 2020, the Company’s Board of Directors and stockholders approved and adopted the 2020 Plan. The 2020 Plan permits the grant of options, restricted stock awards, stock appreciation rights, restricted stock unit awards, performance awards, and other awards. The maximum number of shares of common stock that may be issued under the 2020 Plan will not exceed 6,494,510 shares of the Company’s common stock, which is the sum of (i) 2,152,080 new shares, plus (ii) an additional number of shares not to exceed 4,342,430 shares, consisting of any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Company’s 2014 Plan that, on or after the 2020 Plan becomes effective, terminate or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2020 Plan automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2021 and continuing through January 1, 2030, in an amount equal to the lesser of (1) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s board of directors no later than December 31 of the immediately preceding year.

In 2022, the Company’s Board of Directors approved and adopted the 2022 Inducement Plan (the “2022 Inducement Plan”). Under the 2022 Inducement Plan, initially 2,000,000 shares of common stock were reserved for issuance. The 2022 Inducement Plan permits the grant of options, restricted stock awards, stock appreciation rights, restricted stock unit awards, performance awards, and other awards.

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.89%	0.63%
Expected term (in years)	6.03	5.98
Expected volatility	79.55%	77.07%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan, the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	5,768,028	$15.99	8.82	$11,365
Granted	3,132,140	6.57	—	—
Exercised(1)	(108,459)	2.71	—	—
Forfeited	(461,761)	22.32	—	—
Outstanding as of September 30, 2022(2)	8,329,948	$12.23	8.48	$353

Options vested and exercisable as of September 30, 2022	2,913,655	$14.20	7.86	$271
Options expected to vest as of September 30, 2022	5,416,293	$11.17	8.81	$82

(1)	Exercised amount includes vesting of early exercised options.
(2)	Balance as of September 30, 2022 includes 25,629 unvested early exercised stock options.

Early Exercise of Stock Options

In September 2020, one employee and one non-employee paid $0.6 million to early exercise 135,525 options with exercise prices ranging from $4.406 per share to $4.824 per share. As of September 30, 2022, 109,896 of such shares had vested with the remaining shares vesting over their respective terms. The terms of the 2014 Plan permit certain option holders to exercise options before their options are vested, subject to certain limitations. The early exercised options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. Such shares are not deemed to be outstanding for accounting purposes until they vest and are therefore excluded from shares outstanding and from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. A liability is recognized related to the cash proceeds of the unvested options and is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $0.1 million in other current liabilities as of September 30, 2022.

Restricted Stock Awards

In June 2020, the Company granted to certain employees 789,095 shares of restricted common stock (the “RSAs”) under the 2014 Plan as consideration for services with a deemed value of $2.40 per share, or $1.9 million. The following table summarizes the restricted stock activity under the Plan during the nine months ended September 30, 2022:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock as of December 31, 2021	493,185	$2.40
Granted	—	—
Vested	(147,955)	2.40
Forfeited	—	—
Unvested restricted stock as of September 30, 2022	345,230	$2.40

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

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the 2020 ESPP Plan and the 2022 Inducement Plan was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$2,812	$2,405	$9,088	$6,427
General and administrative	1,463	1,752	4,880	4,859
Total	$4,275	$4,157	$13,968	$11,286

8.	Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(22,720)	$(17,713)	$(78,608)	$(49,458)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	40,036,201	39,607,745	39,930,418	39,450,655
Net loss per share, basic and diluted	$(0.57)	$(0.45)	$(1.97)	$(1.25)

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	September 30,
	2022	2021
Unvested restricted common stock	345,230	542,504
Options to purchase common stock	8,329,948	5,564,588
Employee stock purchase plan contingently issuable	182,139	16,979
	8,857,317	6,124,071

Included in the potentially dilutive options to purchase common stock noted above are 211,621 shares issued upon exercise of options under non-recourse notes receivable during 2015 (see Note 7, “Stock-Based Compensation” in the Company’s Form 10-K as filed with the SEC on February 28, 2022). The Company determined the purchase of the stock to be non-substantive, and as such, the shares subject to the promissory notes will not be deemed outstanding until such time as the promissory notes have been repaid. As of December 31, 2020, all outstanding principal and accrued interest relating to the Non-Recourse Notes were settled in full by the two noteholders, and as a result, the Company issued 211,621 shares of common stock to the noteholders and included these shares in the basic and diluted net loss per share for three and nine months ended September 30, 2021. Also included in the potentially dilutive options to purchase common stock are 25,629 unvested stock options that were early exercised by an employee and a non-employee in September 2020 (see Note 7, “Stock-Based Compensation”). The Company determined the early exercises to be non-substantive as the shares were subject to repurchase rights. Accordingly, the Company has excluded these shares from the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021.

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

The following table summarizes total lease expense during the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Straight-line operating lease expense	$327	$974
Short-term lease expense	64	184
Variable lease expense	20	40
Total operating lease expense	$411	$1,198

The following table summarizes supplemental cash flow information during the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$319	$951
Supplemental noncash information on lease liability arising from obtaining a right-of-use asset	$—	$297

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of September 30, 2022 (in thousands):

Years Ending December 31,
2022 (from October 2022)	$321
2023	1,186
2024	799
2025	822
2026	69
Thereafter	—
Total future minimum lease payments	3,197
Less: Interest	(367)
Total lease liabilities at present value	2,830
Lease liabilities, current	1,084
Lease liabilities, non-current	$1,746

The following table summarizes lease term and discount rate as of September 30, 2022:

September 30,
2022
Weighted-average remaining lease term (years)	2.91
Weighted-average discount rate	8.70%

10.	Commitments and Contingencies

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

Costs associated with research activities performed under the agreement are included in research and development expenses in the accompanying condensed consolidated financial statements, with any reimbursable costs from Novartis reflected as a reduction of such expenses. For the three and nine months ended September 30, 2022, costs reimbursable from Novartis were $0.5 million and $1.1 million, respectively. As of September 30, 2020, the receivable due from Novartis was $1.1 million, which is recorded under prepaid expenses and other current assets in the accompanying condensed consolidated financial statements.

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection to the Pfizer Agreement are included in the research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021.

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

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of September 30, 2022, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 30, 2022 and December 31, 2021, the Company had not incurred any material costs as a result of such indemnifications.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next generation targeted therapies for women’s cancers. Our team has spent the past decade characterizing the structure and function of the estrogen receptor, or ER, a key driver of breast cancer in approximately 75% of patients, in order to develop more potent, oral therapies that completely inactivate this signaling pathway. Our lead product candidate, OP-1250, is a novel oral therapy with combined activity as both a complete ER antagonist, or CERAN, and a selective ER degrader, or SERD, which we believe will drive deeper, more durable responses than existing therapies. OP-1250, both as a monotherapy and in combination with inhibitors of cyclin-dependent kinase 4 and 6, or CDK4/6, demonstrated robust anti-tumor activity in a range of preclinical xenograft models of breast cancer, including in ESR1 and PIK3CA mutations and central nervous system (CNS) metastasis. In August 2020, we initiated an ongoing Phase 1/2 dose escalation and expansion trial evaluating OP-1250 for the treatment of recurrent, locally advanced or metastatic ER-positive, or ER+, human epidermal growth factor receptor 2-negative, or HER2-, breast cancer. We reported initial data from the Phase 1 dose escalation portion of this trial in November 2021, which provide proof-of-concept for OP-1250 as a monotherapy treatment for ER+/HER2- breast cancer. In June 2022, we selected 120 mg as the Recommended Phase 2 dose (“RP2D”) for OP-1250 to advance into Phase 2 evaluation. Following the selection of RP2D based on pharmacokinetics, safety and tolerability, and encouraging early anti-tumor activity, the Phase 2 monotherapy study is rapidly advancing with primary cohorts fully enrolled: patients with measurable disease (N=50) and patients with non-measurable disease (N=15). In October 2022, we reported preliminary results from the Phase 1b dose expansion of OP-1250 at doses of 60 and 120 mg. Based on our clinical results to date, we are actively planning to initiate a pivotal Phase 3 monotherapy study in second- and third-line patients in mid-2023 and intend to request an End of Phase 2 meeting with FDA prior to initiating such trial. In January 2022, we initiated a Phase 1b dose escalation trial evaluating OP-1250 in combination with palbociclib for the treatment of recurrent, locally advanced or metastatic ER+/HER2 breast cancer.  We anticipate reporting preliminary results from this study in the fourth quarter of 2022. Concurrently, in the third quarter of 2022 we initiated a Phase 1b dose escalation trial of OP-1250 in combination with ribociclib and apelisib. In July 2022 we were granted Fast Track designation from FDA for OP-1250 for ER+/HER2- metastatic breast cancer that has progressed following one or more lines of endocrine therapy with at least one line given in combination with a CDK 4/6 inhibitor. We own worldwide development and commercialization rights to OP-1250.  We believe OP-1250’s oral formulation and dual mechanism of action directly address the limitations of current endocrine therapies, such as fulvestrant and tamoxifen, and position OP-1250 as a differentiated ER antagonist and potential endocrine therapy of choice for the treatment of ER+ breast cancers. Our goal is to transform the standard of care for women living with cancers by developing more effective therapies that apply our deep understanding and collective expertise in endocrine-driven cancers, nuclear receptor activities and mechanisms of acquired resistance.

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

As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $222.6 million. Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities at September 30, 2022 will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second half of 2024.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $22.7 million and $17.7 million for the three months ended September 30, 2022 and 2021, respectively, and $78.6 million and $49.5 million for the nine months ended September 30, 2022 and 2021, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidate, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of September 30, 2022, we had an accumulated deficit of $182.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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

We will require substantial additional funding to develop our product candidates and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and other geopolitical and macroeconomic conditions. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities.

The COVID-19 pandemic continues to evolve. As a result of the COVID-19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical trial and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff, which we may experience again in the future for clinical trials, including ongoing clinical trials involving OP-1250 in combination with other therapies. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain, and will depend on certain developments, including the duration of the COVID-19 pandemic, frequency of outbreaks and its impact on our development activities, planned clinical trial enrollment, future trial sites, contract research organizations, or CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We continue to actively monitor the evolving situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. During 2021 and 2022, although we modified our operations and practices due to the COVID-19 pandemic and to comply with federal, state and local requirements, our business, operations and development timelines were not materially adversely affected. In March 2022, we fully re-opened our offices to all employees and continue to comply with protocols implemented by respective health authorities. We continue to monitor developments related to COVID-19 and may close our offices again in the future. The extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans in the future, including the resulting impact on our expenditures and capital needs, remains uncertain.

In addition to the ongoing COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict, all of which have resulted in volatility in the U.S. and global financial markets, and disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Any continued or renewed disruption resulting from these factors could negatively impact our business. We continue to monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows.

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

Research and development expenses to advance the development of our lead product candidate and nonclinical program were $17.6 million and $12.5 million for the three months ended September 30, 2022 and 2021, respectively, and $60.7 million and $35.1 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Total other income

Total other income consists of interest income and other expense. Interest income primarily consists of interest income on our cash equivalents and marketable securities. Other expense primarily consists of unrealized foreign currency remeasurement gain (loss) and miscellaneous income (expense) not related to operating activities.

Results of operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change
	(in thousands)
Operating expenses:
Research and development	$17,627	$12,523	$5,104
General and administrative	5,595	5,239	356
Total operating expenses	23,222	17,762	5,460
Loss from operations	(23,222)	(17,762)	(5,460)
Other income (expense):
Interest income	622	105	517
Other income (expense):	(120)	(56)	(64)
Total other income	502	49	453
Net loss	$(22,720)	$(17,713)	$(5,007)

Research and development expenses

Research and development expenses for the three months ended September 30, 2022 were $17.6 million, compared to $12.5 million for the three months ended September 30, 2021. The increase of $5.1 million was primarily due to increased spending in (i) advancing the clinical study for our lead product candidate OP-1250 and the associated contract manufacturing costs, (ii) other nonclinical research and discovery program costs, and (iii) personnel-related costs due to increased headcount, including non-cash stock-based compensation expenses increase of $0.4 million.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2022 were $5.6 million compared to $5.2 million for the three months ended September 30, 2021. The increase of $0.4 million was primarily due to increased spending in (i) personnel-related expenses, which was offset by non-cash stock-based compensation expenses decrease of $0.3 million, and (ii) public entity related costs, including legal compliance and other corporate costs.

Other income

Other income for the three months ended September 30, 2022 was $0.5 million, which primarily consisted of interest income from our marketable securities of $0.6 million, partially offset by unrealized foreign currency remeasurement loss on our foreign-currency denominated monetary accounts.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	$ Change
	(in thousands)
Operating expenses:
Research and development	$60,690	$35,125	$25,565
General and administrative	19,079	14,609	4,470
Total operating expenses	79,769	49,734	30,035
Loss from operations	(79,769)	(49,734)	(30,035)
Other income (expense):
Interest income	1,255	333	922
Other income (expense):	(94)	(57)	(37)
Total other income	1,161	276	885
Net loss	$(78,608)	$(49,458)	$(29,150)

Research and development expenses

Research and development expenses for the nine months ended September 30, 2022 were $60.7 million, compared to $35.1 million for the nine months ended September 30, 2021. The increase of $25.6 million was primarily due to increased spending in (i) advancing the clinical study for our lead product candidate OP-1250 and the associated contract manufacturing costs, (ii) other nonclinical research and discovery program costs, including the $8.0 million upfront payment in connection with the Aurigene Agreement, and (iii) personnel-related costs due to increased headcount, including non-cash stock-based compensation expenses increase of $2.7 million.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2022 were $19.1 million compared to $14.6 million for the nine months ended September 30, 2021. The increase of $4.5 million was primarily due to increased spending in (i) personnel-related expenses, including non-cash stock-based compensation expenses increase of less than $0.1 million, and (ii) public entity related costs, including legal compliance and other corporate costs.

Other income

Other income for the nine months ended September 30, 2022 was $1.2 million, which primarily consisted of interest income from our marketable securities of $1.3 million, partially offset by unrealized foreign currency remeasurement loss on our foreign-currency denominated monetary accounts.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $22.7 million and $17.7 million for the three months ended September 30, 2022 and 2021, respectively, and $78.6 million and $49.5 million for the nine months ended September 30, 2022 and 2021, respectively.  Through September 30, 2022, we had received aggregate gross proceeds of $392.8 million from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, and the sale of stock through the ESPP.

As of September 30, 2022, we had $222.6 million in cash, cash equivalents and marketable securities. As of September 30, 2022, we had accumulated deficit of $182.8 million. We had no debt outstanding as of September 30, 2022.

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

We expect our cash, cash equivalents, and marketable securities at September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024 at which point we would need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(62,354)	$(32,087)
Net cash provided by (used in) investing activities	75,143	(281,438)
Net cash provided by financing activities	203	573
Net increase (decrease) in cash and cash equivalents	$12,992	$(312,952)

Operating activities

Net cash used in operating activities in the nine months ended September 30, 2022 consisted primarily of our net loss of $78.6 million, partially offset by non-cash charges of $14.0 million and a net increase in operating assets and liabilities of $2.2 million. The net loss consisted primarily of $60.7 million in research and development expenses and $19.1 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation of $14.0 million and depreciation and amortization expenses of less than $0.1 million, including premium amortization on our marketable securities, and non-cash lease expense of less than $0.1 million, net of cash payments of $1.0 million. The net increase in operating assets and liabilities was primarily due to (i) an increase of $3.3 million in other current liabilities and (ii) a decrease of $0.1 million in prepaid expenses and other current assets. The changes are partially offset by (i) a net increase of $1.1 million in other assets and (ii) an increase of less than $0.1 million in accounts payable, which is primarily a result of timing of invoice payment.

Net cash used in operating activities in the nine months ended September 30, 2021 consisted primarily of our net loss of $49.5 million, partially offset by non-cash charges of $11.6 million and a net change of $5.8 million in net operating assets and liabilities. The net loss consisted primarily of $35.1 million in research and development expenses and $14.6 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation of $11.3 million and depreciation and amortization expenses of $0.3 million, primarily related to premium amortization on our marketable securities. The change in operating assets and liabilities was primarily due to an increase of $5.1 million in other current liabilities, primarily related to the increased spending in (i) research and development related costs, including contract manufacturing and CRO expenses as a result of our continued advancement of our lead product program, and (ii) personnel related expenses, including employee bonuses, due to increased headcount,  and a decrease in prepaid expenses and other current assets of $1.2 million, offset by a decrease in accounts payable of $0.5 million.

Investing Activities

Net cash provided by investing activities in the nine months ended September 30, 2022 was predominately due to maturities of marketable securities which was partially offset by purchase of marketable securities.

Net cash used in investing activities in the nine months ended September 30, 2021 was predominately due to purchases of marketable securities which was financed through the proceeds from the IPO and convertible preferred stock sale, and purchases of equipment, partially offset by the maturities of marketable securities.

Financing activities

Net cash provided by financing activities during the nine months ended September 30, 2022 consists of $0.1 million and $0.1 million in net proceeds from the sale of our common stock under the 2020 ESPP and the exercise of stock options, respectively.

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

During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2022, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact to the design and operating effectiveness of our internal controls.

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

●	We have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs of our only product or future commercialization efforts.
●	We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. We expect to continue to incur increased expenses and operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval for OP-1250. In addition, we may be unable to continue as a going concern over the long term.
●	We are substantially dependent on the success of our only product candidate, OP-1250, which is currently in the early stages of clinical development. We cannot assure you that our planned clinical development programs for OP-1250 will be completed in a timely manner, or at all, or that we will be able to obtain approval for OP-1250 from the FDA, or any comparable foreign regulatory authority. If we are unable to complete development of, obtain regulatory approval for and commercialize OP-1250 in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.
●	Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a pivotal clinical trial or submitted a New Drug Application, or NDA, to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for OP-1250, we will be unable to generate product revenue and our business, financial condition, results of operations and prospects will be significantly harmed.
●	Even if approved, OP-1250 may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success. The degree of market acceptance would depend on a number of factors. If OP-1250 is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue and could significantly harm our business, financial condition, results of operations and prospects.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than OP-1250, or product candidates we may develop in the future, our commercial opportunities will be negatively impacted.
●	We may be unable to obtain U.S. or foreign regulatory approvals and, as a result, may be unable to commercialize OP-1250 or any future product candidate we may develop.
●	The COVID-19 pandemic could adversely impact our business, including our nonclinical studies and clinical trials.
●	Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition and results of operations.
●	In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth. Given the small size of our organization, we may encounter difficulties managing multiple clinical trials at the same time, which could negatively affect our ability to manage the growth of our organization, particularly as we take on additional responsibility associated with being a public company. If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize OP-1250 and any other future product candidates we may develop and, accordingly, may not achieve our research, development and commercialization goals.
●	Our internal computer systems, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
●	Our success depends on our ability to protect our intellectual property and our proprietary technologies. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Thus, the degree of future protection for our proprietary rights is uncertain.
●	We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs to conduct certain aspects of our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize OP-1250 or future product candidates we may develop and our business, financial condition, results of operations and prospects could be significantly harmed.
●	We qualify as a “smaller reporting company” within the meaning of the Exchange Act and may take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

Risks related to our financial position and the need for additional capital

We have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

We are a clinical-stage biopharmaceutical company and we have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses since inception. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing our product candidate, OP-1250, securing related intellectual property rights and conducting nonclinical studies and a Phase 1/2 clinical trial of OP-1250. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

As of September 30, 2022, we had $222.6 million in cash, cash equivalents, and marketable securities. Based on our current operating plans, we believe that our cash, cash equivalents, and marketable securities at September 30, 2022 will be sufficient to fund our operating expenses and capital expenditures requirements into the second half of 2024. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, including a default in one or several of the financial institutions in which we hold, or a negative return on, our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, the COVID-19 pandemic and the geopolitical and macroeconomic environment generally. Advancing the development of OP-1250 and any future product candidates we may develop will require a significant amount of capital, and our existing cash and cash equivalents will not be sufficient to fund all of the activities that are necessary to complete the development of OP-1250.

We will be required to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility, including as a result of the COVID-19 pandemic and geopolitical and macroeconomic events, could adversely increase our need to access capital and likewise, adversely  impact our ability to access capital as and when needed. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of heightening these risks and further increasing economic uncertainty. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern over the long-term.

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through our initial public offering and private financings. We have incurred net losses of $78.6 million for the nine months ended September 30, 2022. We had an accumulated deficit of $182.8 million as of September 30, 2022. Our losses have resulted principally from expenses incurred in research and development of OP-1250 and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our only product candidate, OP-1250, is in early-stage clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing OP-1250 in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for OP-1250 in other indications.

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

In addition, our condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021 included elsewhere in this report have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for OP-1250. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long-term.

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

Although we have received Fast Track designation for OP-1250 for ER+/HER2- metastatic breast cancer that has progressed following one or more lines of endocrine therapy with at least one line given in combination with a CDK 4/6 inhibitor, we may be unable to obtain or maintain the benefits associated with such designation.

In July 2022, we were granted FDA Fast Track designation for OP-1250 for ER+/HER2- metastatic breast cancer that has progressed following one or more lines of endocrine therapy with at least one line given in combination with a CDK 4/6 inhibitor. If a drug is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. NDAs submitted for Fast Track designated drugs may qualify for priority review, accelerated approval and rolling submission under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. In addition, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval.

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

As a result of the COVID-19 pandemic, we have faced risk that enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials could be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic, or are otherwise resource constrained, and may continue to face these risks as the COVID-19 pandemic continues to evolve. In addition, if, for any reason, patients are unable to visit clinical trial sites for dosing or data collection purposes related to the COVID-19 pandemic or for other reasons, such factors could delay the anticipated readouts from our clinical trials and ultimately delay future regulatory submissions.

Patient enrollment may also be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as OP-1250, or any future product candidate we may develop, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment for any of our clinical trials may be affected by other factors, including:

●	size and nature of the patient population;
●	severity of the disease under investigation;
●	availability and efficacy of approved drugs for the disease under investigation;
●	patient eligibility criteria for the trial in question as defined in the protocol;
●	perceived risks and benefits of the product candidate under study;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients;
●	continued enrollment of prospective patients by clinical trial sites;
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials; and
●	the level of resources that clinical sites have to conduct a growing number of clinical studies.

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

We intend to develop OP-1250, and may develop other future product candidates, in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, in December 2021, we initiated a Phase 1b clinical trial of OP-1250 in a combination trial with a cyclin-dependent kinase 4 and 6 inhibitor, and in the third quarter of 2022 we initiated Phase 1b clinical trials of OP-1250 in combination with another cyclin-dependent kinase 4 and 6 inhibitor and with a phosphatidylinositol 3 kinase alpha inhibitor.

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

If we are successful in developing OP-1250, it may compete against existing products and product candidates in development, to the extent any such product candidates are approved, for the treatment of estrogen receptor- positive, or ER+, breast cancer, including fulvestrant, marketed as FASLODEX® by AstraZeneca PLC and generic equivalents of FASLODEX® that are marketed or in development, giredestrant (GDC-9545) being developed by Roche Holding AG/Genentech, Inc., or Genentech, camizestrant (AZD9833) being developed by AstraZeneca PLC, imlunestrant (LY3484356) being developed by Eli Lilly and Co., elacestrant (RAD1901) being developed by Menarini Group, ARV 471 being developed by Arvinas, Inc., H3B 6545 being developed by H3 Biomedicines, a subsidiary of Eisai Co., Ltd., D-0502 being developed by InventisBio Co., Ltd., Borestrant (ZB716) being developed by EnhancedBio, Inc., AC0682 being developed by Accutar Biotechnology, Inc., SCO-120 being developed by Sun Pharma Advanced Research Company, Ltd., TTC-352 being developed by TTC Oncology,  and lasofoxifene being developed by Sermonix Pharmaceuticals.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our product to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

For example, at the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles.  In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In the United States, numerous federal and state laws and regulations, including state personal information laws, state data breach notification laws, and federal and state consumer protection laws and regulations govern the collection, use, disclosure and protection of personal information. For example, the California

Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information of consumers or households. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities and may increase our compliance costs and potential liability.

Additionally, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition, other states have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, or the VCDPA, effective January 1, 2023; Colorado recently passed the Privacy Rights Act, or the CPA, effective July 1, 2023; Connecticut passed the Data Privacy Act, or CDPA, effective July 1, 2023; and Utah recently passed the Consumer Privacy Act, or the UCPA, effective December 31, 2023. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal information and make it difficult to predict the impact of such laws on our business or operations. The CPA and CDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

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

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we closed our offices with our administrative employees working outside of our offices and limited the number of staff in any given research and development laboratory. In October 2021, we re-opened our offices to administrative employees, however due to the resurgence of cases relating to the spread of the Delta and Omicron variants, we continued to limit access to our offices. In March 2022, we fully re-opened our offices to all employees and continue to comply with protocols implemented by respective health authorities, however we may close our offices again in the future. As a result of the COVID-19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical trial and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff, which we may experience again in the future. Additionally, we may experience further disruptions that could severely impact our business, nonclinical studies and clinical trials, including:

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

The COVID-19 pandemic continues to evolve. The extent to which the outbreak impacts our business, nonclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition and results of operations.

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as the ongoing COVID-19 pandemic and the conflict between Ukraine and Russia and related sanctions, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. A weak or declining economy could also strain our manufacturers and other service providers in our supply chain, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As of September 30, 2022, we had 75 employees, 73 of whom were full-time, including 42 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Furthermore, if the third-party providers of therapies or therapies in development used in combination with OP-1250 are unable to produce sufficient quantities for clinical trials or for commercialization of OP-1250, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations and prospects. For example, for our Phase 1b clinical trial of OP-1250 in combination with KISQALI® (ribociclib) or PIQRAY® (alpelisib), or the Novartis Study Drugs, in patients with metastatic ER+ breast cancer, we entered into a Clinical Collaboration and Supply Agreement with Novartis Institutes for BioMedical Research, Inc., or Novartis, or the Novartis Agreement. Under the terms of the Novartis Agreement, Novartis is providing KISQALI® (ribociclib) and PIQRAY® (alpelisib) for the clinical trial. If Novartis is unable to timely manufacture or provide KISQALI® (ribociclib) or PIQRAY® (alpelisib), or if the Novartis Agreement terminates and we are unable to obtain KISQALI® (ribociclib) or PIQRAY® (alpelisib) on the current terms, our Phase 1b clinical trial may be delayed and the cost to us to conduct this trial may significantly increase, which would significantly harm our business, financial condition, results of operations and prospects. For a description of the Novartis Agreement, see the section titled “Business - Clinical Trial Collaboration and Supply Agreement with Novartis” in our Annual Report on Form 10-K.

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

We have engaged in the past and may in the future engage in or evaluate various acquisition opportunities, strategic partnerships and in-licensing opportunities, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

●	the timing and results of nonclinical studies and clinical trials of OP-1250 or any future product candidates we may develop or those of our competitors;
●	the success of competitive products or announcements by potential competitors of their product development efforts;
●	regulatory actions with respect to our product candidate or our competitors’ products;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	market conditions in the pharmaceutical and biotechnology sector;
●	changes in the structure of healthcare payment systems;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders; and
●	general geopolitical, macroeconomic, industry and market conditions.

In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of factors unrelated to the specific company or its technology, as well as due to the COVID-19 pandemic. The COVID-19 pandemic continues to evolve and the extent to which it may impact our business, nonclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

As of September 30, 2022, we had 40,455,427 shares of common stock outstanding. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. For example, during August 2020, in connection with the preparation of our financial statements as of and for the years ended December 31, 2019 and 2018, we identified material weaknesses in our control over financial reporting. While we have remediated these material weaknesses and have implemented processes and controls over financial reporting to address the historical internal control deficiencies, there remains risk that future deficiencies may arise. Overall, we will continue with the implementation of additional measures around internal controls and these will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. If we are unable to avoid future material weaknesses, our operations, financial reporting, or financial results could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39712	3.1	11/23/2020
3.2	Amended and Restated Bylaws	8-K	001-39712	3.2	11/23/2020
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
#

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Olema Pharmaceuticals, Inc.

Date: November 8, 2022	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)
Olema Pharmaceuticals, Inc.

Date: November 8, 2022	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Operating and Financial Officer (Principal Financial Officer and Principal Accounting Officer)