Form 10-K
period 2022-12-31
Olema Pharmaceuticals, Inc.
filed 2023-03-09
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2022 as reported by The Nasdaq Global Select Market, was $119,732,713. This calculation excludes 29,418,357 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.

As of March 3, 2023, the number of outstanding shares of the Registrant’s common stock was 40,631,748.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

OLEMA PHARMACEUTICALS, INC.

2022 ANNUAL REPORT ON FORM 10-K

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

●	our financial performance;
●	the sufficiency of our existing cash to fund our future operating expenses and capital expenditure requirements;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	the scope, progress, results and costs of developing OP-1250 or any other product candidates we may develop, and conducting nonclinical studies and clinical trials, including our OP-1250 Phase 1/2 clinical study;
●	the timing and costs involved in obtaining and maintaining regulatory approval of OP-1250 or any other product candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations for our product candidates for various diseases;
●	our plans relating to commercializing OP-1250 and any other product candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;
●	the implementation of our strategic plans for our business and OP-1250 or any other product candidates we may develop;
●	the size of the market opportunity for OP-1250 or any other product candidates we may develop in each of the diseases we target;
●	our reliance on third parties to conduct nonclinical research activities, and for the manufacture of OP-1250 and any other product candidates we may develop;
●	the beneficial characteristics, safety, efficacy and therapeutic effects of OP-1250 and any other product candidates we may develop;
●	our estimates of the number of patients in the United States who suffer from the diseases we target and the number of subjects that will enroll in our clinical trials;
●	the progress and focus of our current and future clinical trials, and the reporting of data from those trials;
●	our ability to advance product candidates into and successfully complete clinical trials;

●	the ability of our clinical trials to demonstrate the safety and efficacy of OP-1250 and any other product candidates we may develop, and other positive results;
●	the success of competing therapies that are or may become available;
●	developments relating to our competitors and our industry, including competing product candidates and therapies;
●	our plans relating to the further development and manufacturing of OP-1250 and any other product candidates we may develop, including additional indications that we may pursue;
●	existing regulations and regulatory developments in the United States and other jurisdictions;
●	our potential and ability to successfully manufacture and supply OP-1250 and any other product candidates we may develop for clinical trials and for commercial use, if approved;
●	the rate and degree of market acceptance of OP-1250 and any other product candidates we may develop, as well as the pricing and reimbursement of OP-1250 and any other product candidates we may develop, if approved;
●	our continued reliance on third parties to conduct additional clinical trials of OP-1250 and any other product candidates we may develop, and for the manufacture of our product candidates;
●	our plans and ability to obtain and protect intellectual property rights;
●	the scope of protection we are able to establish and maintain for intellectual property rights, including OP-1250 and any other product candidates we may develop;
●	our ability to access capital resources on favorable terms, or at all;
●	our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel; and
●	our expectations regarding the impact of the COVID-19 pandemic on our business and operations, including clinical trials, manufacturing suppliers, collaborators, use of contract research organizations, or CROs, and employees.

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

●	We have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
●	We require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs of our only product or future commercialization efforts.
●	We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. We expect to continue to incur increased expenses and operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval for OP-1250. In addition, we may be unable to continue as a going concern over the long term.
●	We are substantially dependent on the success of our only product candidate, OP-1250, which is currently in the early stages of clinical development. We cannot assure you that our planned clinical development programs for OP-1250 will be completed in a timely manner, or at all, or that we will be able to obtain approval for OP-1250 from the FDA, or any comparable foreign regulatory authority. If we are unable to complete development of, obtain regulatory approval for and commercialize OP-1250 in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.
●	Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a pivotal clinical trial or submitted a New Drug Application, or NDA, to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for OP-1250, we will be unable to generate product revenue and our business, financial condition, results of operations and prospects will be significantly harmed.
●	Even if approved, OP-1250 may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success. The degree of market acceptance would depend on a number of factors. If OP-1250 is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue and could significantly harm our business, financial condition, results of operations and prospects.
●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than OP-1250, or product candidates we may develop in the future, our commercial opportunities will be negatively impacted.
●	We may be unable to obtain U.S. or foreign regulatory approvals and, as a result, may be unable to commercialize OP-1250 or any future product candidate we may develop.
●	The COVID-19 pandemic could adversely impact our business, including our nonclinical studies and clinical trials.
●	Unfavorable U.S. and global macroeconomic and geopolitical conditions could adversely affect our business, financial condition and results of operations.
●	In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth. Given the small size of our organization, we may encounter difficulties managing multiple clinical trials at the same time, which could negatively affect our ability to manage the growth of our organization, particularly as we take on additional responsibility associated with being a public company. If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize

OP-1250 and any other future product candidates we may develop and, accordingly, may not achieve our research, development and commercialization goals.
●	Our internal computer systems, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators or potential future collaborators, or other third parties (including service providers in our supply chain) may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
●	Our success depends on our ability to protect our intellectual property and our proprietary technologies. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Thus, the degree of future protection for our proprietary rights is uncertain.
●	We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs to conduct certain aspects of our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize OP-1250 or future product candidates we may develop and our business, financial condition, results of operations and prospects could be significantly harmed.
●	We qualify as a “smaller reporting company” within the meaning of the Exchange Act and may take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

Part I

Item 1.      Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next generation targeted therapies for women’s cancers. Our team has spent the past decade characterizing the structure and function of the estrogen receptor, or ER, a key driver of breast cancer in approximately 75% of patients, in order to develop more potent, oral therapies that completely inactivate this signaling pathway. Our lead product candidate, OP-1250, is a novel oral therapy with combined activity as both a complete ER antagonist, or CERAN, and a selective ER degrader, or SERD, which we believe will drive deeper, more durable responses than existing therapies. OP-1250, both as a monotherapy and in combination with inhibitors of cyclin-dependent kinase 4 and 6, or CDK4/6, demonstrated robust anti-tumor activity in a range of preclinical xenograft models of breast cancer, including in ESR1 and PIK3CA mutations and central nervous system, or CNS, metastasis. In August 2020, we initiated an ongoing Phase 1/2 monotherapy dose escalation and expansion study evaluating OP-1250 for the treatment of recurrent, locally advanced or metastatic ER-positive, or ER+, human epidermal growth factor receptor 2-negative, or HER2-, breast cancer. We reported initial data from the Phase 1a dose escalation portion of this study in November 2021, which provided proof-of-concept for OP-1250 as a monotherapy treatment for ER+/HER2- breast cancer. We reported additional monotherapy data from the Phase 1b dose expansion portion of this study in October 2022 and initiated the Phase 2 portion of the study. In 2022, we also initiated Phase 1b/2 dose escalation and expansion studies evaluating OP-1250 in combination with CDK4/6 inhibitors palbociclib and ribociclib and phosphatidylinositol 3 kinase alpha, or PI3Ka inhibitor, alpelisib. In December 2022, we reported initial data from the Phase 1a dose escalation portion of the study in combination with palbociclib which demonstrated attractive combinability including no drug-drug interaction, or DDI, between the two agents.  In July 2022, we were granted Fast Track designation from the U.S. Food and Drug Administration, or FDA, for OP-1250 for patients with ER+/HER2- metastatic breast cancer that has progressed following one or more lines of endocrine therapy with at least one line given in combination with a CDK4/6 inhibitor. Based on the clinical results we have achieved to date, we are advancing OP-1250 through to late-stage clinical development both as a monotherapy and in combination with other targeted agents. We own worldwide development and commercialization rights to OP-1250. We believe OP-1250’s oral formulation and dual mechanism of action directly address the limitations of current endocrine therapies, such as fulvestrant and tamoxifen, and position OP-1250 as a potential endocrine therapy of choice for the treatment of ER+ breast cancers. Our goal is to transform the standard of care for women living with cancers by developing more effective therapies that apply our deep understanding and collective expertise in endocrine-driven cancers, nuclear receptor activities and mechanisms of acquired resistance.

We are initially focused on developing therapies for the treatment of breast cancer, which represents approximately 30% of all new diagnoses of cancer in women. In 2022, the American Cancer Society, or ACS, estimated there were approximately 288,000 new cases of female breast cancer and over 43,250 deaths from metastatic breast cancer in the United States. Treatment decisions are based on a combination of individual patient characteristics and tumor biology, most importantly the expression of three proteins: ER, progesterone receptor, or PR, and human epidermal growth factor receptor 2, or HER2. Approximately 75% of all breast cancers are ER+, and approximately 68% are HR+/HER2-, highlighting the central role of the ER in driving a large majority of breast cancer. Approximately 6-10% of breast cancer patients present with metastatic disease at diagnosis and a further 20-30% of patients initially diagnosed with early-stage disease ultimately develop metastatic disease. The current five-year survival rate for patients with ER+ metastatic breast cancer is approximately 30%. In 2020, the breast cancer therapy market totaled $22.3 billion, and it is set to grow at a CAGR of 8.7%, reaching $51.3 billion in 2030.  All key breast cancer populations will experience strong sales growth. We expect sales in the HR+/HER2- population to rise from $11.3 billion in 2020 to $30.6 billion in 2030.

The ER is a nuclear receptor that functions as a ligand regulated transcription factor. When bound to estrogen, the ER directs the expression of genes that are essential for breast cancer cells’ survival and proliferation. For more than four decades, researchers have been developing new approaches and therapies to prevent activation of the ER pathway, thereby inhibiting the ability of the ER to drive tumor cell growth. In 1977, the first endocrine therapeutic, the anti-estrogen tamoxifen, was approved by the FDA for the treatment of breast cancer. Tamoxifen is still commonly used today but is challenged by the development of acquired drug resistance, which in some cases may be due to its partial agonist activity. In search for a different mechanism to target the estrogen pathway, aromatase inhibitors, or AIs, were developed in the 1990s to block the synthesis of estrogen and deprive the ER+ cells of its activating ligand. However, up to 50% of patients taking AIs develop arthralgia, leading to suspension of treatment in up to 15% of patients. Additionally, most patients with metastatic breast cancer have been shown to ultimately develop resistance to AIs, the most common of which is the development of a ligand-independent activating mutation in the estrogen receptor gene, ESR1. AIs are also not used to treat pre-menopausal women without the addition of ovarian suppression.

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

More recently, the field has focused on the discovery and development of oral agents that have fulvestrant’s dual mechanism of action to completely inactivate and degrade the ER. Some of these oral SERD agents are CERANs, such as OP-1250, but others have partial agonist activity despite being SERDs and thus are not CERANs. These agents can be considered selective ER modulators, or SERM/SERDs. SERM/SERDs reduce the levels of the ER but they do not entirely eliminate it. Notably, naturally-occurring estrogen itself leads to ER degradation when binding the ER.

We designed our lead product candidate, OP-1250, based both on a detailed structural understanding of the ER and on known alterations to this structure induced by fulvestrant and other ligands. We have demonstrated in nonclinical studies that OP-1250 functions both as a CERAN and a SERD, but is distinguished from fulvestrant in several noteworthy ways, including:

●	OP-1250 is orally bioavailable while fulvestrant is a highly insoluble compound that must be administered monthly by intramuscular injection into the buttocks;
●	OP-1250 has favorable biodistribution properties leading to significantly higher drug concentrations in the plasma and tumor than those achieved with fulvestrant; and
●	OP-1250 has demonstrated the ability to shrink tumors in head-to-head nonclinical studies with fulvestrant, in contrast to fulvestrant, which has only been shown to inhibit tumor growth.

Based on these differences, we believe that OP-1250 has the potential to demonstrate clinical outcomes superior to fulvestrant. Furthermore, OP-1250 has the potential to benefit patients with metastatic breast cancer, initially for patients who have previously received endocrine therapy, as well as those who are treatment naïve in the metastatic setting, and advance into the adjuvant setting for early-stage ER+ breast cancer. In multiple nonclinical animal models of anti-cancer activity, including patient-derived xenografts with tumors containing activating mutations in the ER, OP-1250 monotherapy led to tumor shrinkage or in some cases tumor eradication, as well as long-term post-treatment survival. In each of these nonclinical models, the effect of OP-1250 was superior to that of fulvestrant, an effect which we determined was driven both by improved pharmacokinetics, or PK, properties, and higher plasma and tumor drug concentrations. In nonclinical studies, OP-1250 demonstrated robust CNS penetration, and in an intracranial breast cancer brain metastases xenograft study, OP-1250 demonstrated the ability to shrink tumors and improve survival in mice. OP-1250 has the potential to address a critical unmet medical need as 10-15% of ER+ breast cancer patients develop brain metastases for which there are currently limited treatment options. In addition, we believe that combining OP-1250 with HER2 targeted agents may represent an opportunity to improve upon recent advancements in the treatment of CNS disease in patients that express both ER and HER2, as up to 50% of patients with metastatic HER2+ breast cancer develop CNS disease, and the majority of patients with HER2+ breast cancer also express ER. In nonclinical studies, the addition of OP-1250 to HER2 inhibitors improved tumor growth inhibition in both ER+/HER2+ cell line-derived xenograft and patient-derived xenograft models.

As summarized in our pipeline figure below, our plan is to develop our wholly-owned lead product candidate, OP-1250, in a number of ER+ breast cancer indications, both as a monotherapy and in combination with approved targeted therapies that have shown improved outcomes with other endocrine therapies.

Figure 1. Olema product pipeline

Discovery
Preclinical
Phase I
Phase II
Phase III
Planned Next Steps
OP-1250
ER+/HER2- Metastatic Breast Cancer
2/3 Line Monotherapy (with and without CNS metastases)
Phase 3 initiation mid-2023
Combo Therapy with CDK 4/6i palbociclib
Pfizer
Phase 2 expansion ongoing
Combo Therapy with CDK 4/6i ribociclib
NOVARTIS
Phase 1b dose escalation ongoing
Combo Therapy with PI3Kαi alpelisib with PIK3CA mutated
NOVARTIS
Phase 1b dose escalation ongoing
Combo Therapy with other agents
ER+/HER2+ Metastatic Breast Cancer with CNS METS
Combo Therapy with CNS metastases
Gynecology – Oncology
Endometrial Cancer
Gynecologic malignancies
Discovery Pipeline
Breast Cancer target
Undisclosed Oncology target

MBC = metastatic breast cancer; PI3Kα = phosphatidylinositol 3-kinase alpha; CDK4/6i = CDK4/6 inhibitor

In August 2020, we initiated a Phase 1/2 clinical study of OP-1250 in patients with recurrent, locally advanced or metastatic ER+/HER2- breast cancer whose disease has progressed on endocrine therapy. Phase 1a consisted of monotherapy dose escalation to evaluate the safety and PK of OP-1250 and to determine the maximum tolerated dose, or MTD, and/or the recommended Phase 2 dose, or RP2D. In November 2021, we reported interim Phase 1a data, with OP-1250 demonstrating attractive PK with oral bioavailability and dose-proportional exposures supporting once daily dosing; favorable tolerability with no maximum tolerated dose defined, and no clinically significant bradycardia, ocular toxicity or diarrhea; and evidence of single-agent activity in patients who had advanced on multiple prior therapies in the advanced setting, including CDK4/6 inhibitors, and confirmed partial responses in patients with baseline estrogen receptor 1, or ESR1, activating mutations.

In 2022, we completed enrollment in our Phase 1b dose expansion at two dose levels (60 mg and 120 mg daily) and selected 120 mg daily as our RP2D to advance into Phase 2 efficacy evaluation. Phase 2 efficacy evaluation initiated in the second half of 2022 with approximately 80 patients expected to be enrolled across three cohorts: patients with measurable disease (n=50), patients with non-measurable disease (n=15), and patients with CNS metastasis (n=15). The first two primary cohorts, patients with measurable disease and patients with non-measurable disease, were fully enrolled in the fourth quarter of 2022.

In October 2022, we reported preliminary Phase 1b clinical data at the 34th EORTC-NCI-AACR Symposium, with OP-1250 demonstrating attractive PK with oral bioavailability and high drug exposure, supporting once daily dosing; favorable tolerability with no dose-limiting toxicities and no maximum tolerated dose defined; and strong anti-tumor activity and durable benefit with 41% of patients seeing reductions in target tumor lesions, a 39% clinical benefit rate, or CBR, at our RP2D of 120 mg (seven out of 18 CBR-eligible patients) and six partial responses (four confirmed and two unconfirmed) out of 57 efficacy-evaluable patients. We believe that with this profile, OP-1250 has the potential to become the endocrine therapy of choice for the treatment of ER+/HER2- breast cancer. We anticipate presenting Phase 2 clinical data for OP-1250 as a monotherapy in the second half of 2023.

Based on our clinical results to date, we intend to discuss plans to initiate a pivotal Phase 3 monotherapy trial in second- and third-line advanced or metastatic breast cancer patients at an End of Phase 2 meeting with the FDA and the European Medicines Agency, or EMA, prior to initiating such trial in what we expect to be the second half of 2023.

In January 2022, we initiated a Phase 1b dose escalation study evaluating OP-1250 in combination with the CDK4/6 inhibitor palbociclib for the treatment of recurrent, locally advanced or metastatic ER+/HER2 breast cancer. We presented preliminary results from this Phase 1b study in December 2022 at the 2022 San Antonio Breast Cancer Symposium. Across 12 patients, the combination of up to 120 mg of OP-1250 with 125 mg of palbociclib was shown to be well tolerated with no DDI, no induced metabolism of palbociclib, and exposure of OP-1250 in combination with palbociclib was consistent with the observed monotherapy OP-1250 exposure levels. In addition, there was no dose-related increase in the incidence or severity of adverse events, and neutropenia events observed were consistent with the expected profile of palbociclib plus an endocrine therapy. In the third quarter of 2022, we initiated the Phase 2 dose expansion portion of this study with 120 mg of OP-1250 in combination with 125 mg of palbociclib. We anticipate presenting results from this Phase 2 study in the second quarter of 2023.

Concurrently, in the third quarter of 2022, we initiated a Phase 1b dose escalation study of OP-1250 in combination with CDK4/6 inhibitor, ribociclib, and PI3Ka inhibitor, alpelisib, which have both been shown to lead to improvements in both progression-free and overall survival. These studies are ongoing and we anticipate presenting data from the Phase 1b clinical study for OP-1250 in combination with ribociclib in the second half of 2023. In July 2022, we were granted Fast Track designation from the FDA for OP-1250 for the treatment of ER+/HER2- metastatic breast cancer that has progressed following one or more lines of endocrine therapy with at least one line given in combination with a CDK4/6 inhibitor.

In July 2020, we entered into a non-exclusive agreement with Novartis Institutes for BioMedical Research, Inc., or Novartis, to evaluate the combination of OP-1250 and Novartis’ KISQALI® (ribociclib), a CDK4/6 inhibitor, as well as PIQRAY® (alpelisib), their PI3Ka inhibitor. Under the terms of the collaboration, Novartis will be responsible for funding a capped majority of the costs for the Phase 1b clinical study, as well as supplying their drugs. In November 2020, we entered into a non-exclusive agreement with Pfizer Inc., or Pfizer, to evaluate the safety and tolerability of OP-1250 in combination with Pfizer’s CDK4/6 inhibitor IBRANCE® (palbociclib) in patients with recurrent, locally advanced or metastatic ER+/HER2- breast cancer. Under the terms of the non-exclusive agreement, we will be responsible for conducting the clinical study for the combined therapy and Pfizer is responsible for supplying IBRANCE® (palbociclib) at no cost to us. As part of the collaboration, the parties granted to each other a non-exclusive, royalty- free license under certain of the parties’ respective patent rights in the combination of IBRANCE® and OP-1250 to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

We expect to present additional monotherapy and combination therapy data in 2023 and initiate a pivotal Phase 3 monotherapy trial of OP-1250 in the second- and third-line settings of ER+/HER2- advanced or metastatic breast cancer in the second half of 2023, subject to feedback from the FDA and EMA.

Our Strategy

Our goal is to discover, develop and commercialize next generation targeted therapies for women’s cancers. The key elements of our business strategy to achieve this goal include:

●	Applying our deep understanding of nuclear receptors — particularly the ER — and mechanisms of resistance to develop novel therapeutic approaches for endocrine-driven cancers. Our team has spent over a decade characterizing the structure and function of the ER and its role in driving tumor cell proliferation in HR+ breast cancer. Our knowledge of the ER’s functional domains combined with our medicinal chemistry expertise has allowed us to develop a potent and oral compound that both completely inactivates and strongly promotes degradation of the ER in nonclinical studies. We believe OP-1250’s oral formulation and dual mechanism of action as a CERAN/SERD directly address the limitations of current endocrine therapies, such as fulvestrant and tamoxifen, and has the potential to drive deeper, more durable responses.
●	Rapidly advancing our lead product candidate, OP-1250, through clinical development as a monotherapy for ER+/HER2 breast cancer. We are currently evaluating OP-1250 monotherapy in a Phase 1/2 dose escalation and expansion clinical study in patients with recurrent, locally advanced or metastatic ER+/HER2 breast cancer whose disease has progressed on endocrine therapy. We plan to initiate a pivotal Phase 3 trial for OP-1250 as a monotherapy agent in the second- and third-line setting of ER+/HER2- advanced or metastatic breast cancer in the second half of 2023, subject to feedback from the FDA and EMA.
●	Establishing OP-1250 as the endocrine therapy of choice with targeted therapy combinations for the treatment of metastatic ER+ breast cancers. We believe OP-1250’s differentiated product profile has the potential to overcome many of the limitations of current endocrine therapy options. While targeted chemotherapy and other targeted anti-body drug conjugates continue to show promising data and will likely gain further favorability as a treatment option, we believe these new treatment options will replace traditional chemotherapy, not endocrine therapies. Our goal is to successfully demonstrate improved efficacy and a favorable tolerability profile in combination with other targeted therapies in order to position OP-1250 as the endocrine therapy of choice in the first-line setting for advanced or metastatic ER+/HER2- breast cancer.
●	Exploring additional clinical opportunities for OP-1250, including metastatic breast cancer with brain metastases and other hormone sensitive tumors. Metastatic breast cancer is the second most common cancer associated with brain metastases in the United States. Of women with ER+/HER2- metastatic breast cancer, 10% to 15% will develop brain metastases, which present a significant challenge to systemic therapy. The primary treatment for CNS metastases is typically surgery, radiation, or a combination of both and these patients tend to have a poor prognosis. In nonclinical studies, OP-1250 demonstrated robust CNS penetration, and in an intracranial breast cancer brain metastases xenograft study, OP-1250 demonstrated the ability to shrink tumors and improve survival in mice. In addition, we believe that combining OP-1250 with HER2 targeted agents may represent an opportunity to improve upon recent advancements in the treatment of CNS disease in patients that express both ER and HER2, as up to 50% of patients with metastatic HER2+ breast cancer develop CNS disease, and the majority of patients with HER2+ breast cancer also express ER. In nonclinical studies, the addition of OP-1250 to HER2 inhibitors improved tumor growth inhibition in both ER+/HER2+ cell line-derived xenograft and patient-derived xenograft models.
●	Continuing to evaluate opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties. We own full worldwide development and commercialization rights to OP-1250. We have established clinical collaborations with both Novartis and Pfizer and we intend to continue evaluating opportunities to work with partners that meaningfully enhance our capabilities with respect to the development and commercialization of OP-1250. In addition, we intend to commercialize our product candidates in key markets either alone or with partners in order to maximize the worldwide commercial potential of our programs.
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

Our Opportunity

Epidemiology and classification of breast cancer

Breast cancer is the second-most common cancer worldwide, with nearly two million new diagnoses per year. In 2022, the ACS estimated there were approximately 288,000 new cases of female breast cancer and over 43,250 deaths in the United States, making it the second-leading cause of cancer death in women. Approximately 2,700 men are also diagnosed with breast cancer each year in the United States. Breast cancer is a heterogeneous disease which is grouped into several clinical subtypes based on the expression of three proteins: ER, PR and HER2. Both ER and PR are hormone receptors, and tumors that express either of these receptors are referred to as HR+. It is unusual for a tumor to express PR in the absence of the ER, therefore most tumors are referred to as either ER+ or ER-. Tumors that express HER2 are denoted HER2+, and tumors that do not express ER, PR or HER2 are classified as triple negative breast cancer. Approximately 78% of all breast cancers are HR+, and approximately 68% are HR+/HER2-, highlighting the central role of ER signaling in driving a large majority of breast cancer. The percentage breakdown of all breast cancers by subtype are shown in Figure 2.

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

While there are national guidelines and recommendations for the treatment of metastatic breast cancer, the actual treatment decision is based on a combination of individual patient characteristics and tumor biology, including whether they received adjuvant therapy and if so, how quickly the cancer recurred. There is significant overlap in the agents that are recommended, but guidelines vary in the sequence in which these agents are used. In the past five years, several new classes of targeted therapies have been approved to be used in combination with endocrine agents for the treatment of HR+/HER2- breast cancer. Inhibitors of CDK4/6, such as palbociclib, ribociclib and abemaciclib, used in combination with an AI or fulvestrant, led to significant increases in progression-free survival and overall survival. Alpelisib, a PI3Ka inhibitor, was approved in 2019 in combination with fulvestrant for the treatment of HR+/HER2- breast cancers that have mutations in PIK3CA. Figure 3 shows the endocrine treatment options available for ER+ metastatic breast cancer, and an example of the sequence of treatments, by agent and line of therapy.

Figure 3. Available endocrine options and example of sequential alternating of endocrine based therapy in ER+ metastatic breast cancer

When moving a patient from one line of therapy to the next, the standard of care is to switch to an endocrine agent with a different mechanism of action depending upon last therapy, co-morbidities, and individual patient characteristics.

Metastatic breast cancer is the second most common cancer associated with brain metastases in the United States. About 10% to 15% of women with metastatic breast cancer develop brain metastases. Brain metastases present a significant challenge to systemic therapy, and the primary treatment for CNS metastases is typically surgical resection, radiation, or a combination of both. Given the limited treatment options available for these patients, the prognosis remains poor, making it an area of continued, high unmet medical need. In addition, brain metastases in breast cancer patients are a major cause of morbidity, associated with progressive neurologic deficits that result in a reduced quality of life.

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

Figure 6. Partial agonists, such as tamoxifen, are unable to completely block ER activation

In search of a different mechanism to target the estrogen pathway, AIs were developed in the 1990s to block the synthesis of estrogen and deprive the ER+ tumor of its activating ligand. However, most patients with metastatic breast cancer have been shown to ultimately develop resistance to these therapies. Similar to tamoxifen, resistance to AIs, such as anastrozole, exemestane or letrozole, can develop by multiple mechanisms, including activation of the AF1 pathway and development of mutations. Mutations in ESR1 that confer estrogen-independent ER activity arise in up to 50% of patients receiving treatment with an AI in combination with a CDK4/6 inhibitor in the first-line metastatic setting.

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

Figure 7. Complete antagonists turn off AF2 and recruit N-CoR to inactivate AF1

In 2002, fulvestrant was approved as a treatment for HR+ metastatic breast cancer and is typically used as a second- or third-line endocrine agent. Fulvestrant represented a breakthrough for the field based on its dual- mechanism of action as a CERAN and SERD which led to improved efficacy outcomes for patients. However, fulvestrant, the only FDA-approved anti-estrogen lacking agonist-type effects in in vivo uterotropic assays in immature or ovariectomized mice and rats, has several limitations including:

●	Painful and inconvenient route of administration. Fulvestrant is a highly insoluble compound with poor oral bioavailability and therefore must be given intramuscularly. Fulvestrant is administered every 28 days in two 5 ml intramuscular injections into the buttocks. Injection site reactions occur in approximately 10% of patients and include sciatica, neuralgia, neuropathic pain, and peripheral neuropathy.
●	Suboptimal drug exposure limits efficacy. In a nonclinical mouse model, an increase in antitumor activity and ER degradation was observed as the dose of fulvestrant was increased from 25 mg/kg to 200 mg/kg. However, researchers estimated that achieving an equivalent level of fulvestrant in humans to a 200 mg/kg dose in mice would require a dose that is eight times higher than is currently clinically achievable. Furthermore, xenograft models created using patient-derived tumors containing ESR1 mutations show that even plasma levels substantially higher than those achievable in humans at the approved dose fail to demonstrate optimal antitumor effect.

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

Phase 1/2 monotherapy clinical study

Our Phase 1/2 monotherapy clinical development plan for OP-1250 is outlined in Figure 8 below. We initiated the Phase 1a dose escalation portion of our Phase 1/2 monotherapy clinical study in July 2020 and reported initial results across 41 patients in November 2021. In December 2021, we initiated the Phase 1b dose expansion portion of our monotherapy clinical development plan by expanding enrollment at two doses of 60 mg and 120 mg once daily. We enrolled a total of 68 patients across these two doses through the end of July 2022 and reported interim results in October 2022. In the third quarter of 2022, we selected 120 mg as our recommended Phase 2 dose, or RP2D, and initiated enrollment in the Phase 2 portion of our monotherapy study including targeting a total enrollment of 50 patients with measurable disease, 15 patients with non-measurable disease, and 15 patients with CNS metastasis. Our first two primary cohorts of 50 patients with measurable disease and 15 patients with non-measurable disease were fully enrolled in the fourth quarter of 2022.

Figure 8. Design of the Phase 1/2 OP-1250-001 monotherapy study for OP-1250

*Fully-enrolled.

Phase 1a dose-escalation results

We reported the first clinical data from the Phase 1a dose-escalation portion of the ongoing Phase 1/2 clinical study of OP-1250 in November 2021, with a data cut-off of November 1, 2021. These initial data provide proof-

of-concept for OP-1250 as a once-daily oral monotherapy in women with recurrent, locally advanced or metastatic ER+/HER2- breast cancer.

PK, safety, tolerability, and anti-tumor activity of once-daily OP-1250 monotherapy were evaluated in the open-label, dose-escalation portion of the ongoing Phase 1/2 clinical study (NCT04505826). As of November 1, 2021, a total of 41 patients with recurrent, locally advanced or metastatic ER+/HER2- breast cancer were enrolled across seven dose cohorts (30 mg, 60 mg, 90 mg, 120 mg, 150 mg, 210 mg, and 300 mg once-daily). This was a heavily pretreated population with 95% of patients previously treated with a CDK4/6 inhibitor (nine patients, or 22%, received two or more prior CDK4/6 inhibitor regimens), 68% of patients received prior fulvestrant, and 42% received prior chemotherapy in the advanced setting. Overall, patients received a median of three prior lines of anti-cancer therapy and two prior lines of endocrine therapy in advanced settings. Of 39 patients whose circulating tumor DNA, or ctDNA, was assessed, ESR1 mutations were detected in 49% at baseline.

PK analyses demonstrated dose-proportional increases in OP-1250 exposures across all evaluated doses, high oral bioavailability and steady-state plasma levels with minimal peak-to-trough variability. OP-1250 was generally well tolerated, and no dose-limiting toxicities were reported at any of the seven dose levels studied. A maximum tolerated dose was not reached. The majority of reported adverse events were grade 1 or 2 at all dose levels, and the most common treatment-related adverse events, or TRAEs, as assessed by study investigator were nausea (49%), fatigue (34%), vomiting (22%) and headache (17%). No clinically significant bradycardia, ocular toxicities or diarrhea occurred. As of the data cut-off of November 1, 2021, three patients had grade 4 neutropenia attributed to study drug by the investigator. Two of these patients presented with fever and neutropenia. A RP2D range of 60 mg to 120 mg was identified for further evaluation based on PK, favorable tolerability, and initial evidence of anti-tumor activity.

Early evidence of anti-tumor activity was observed in patients across all dose levels tested in the Phase 1a dose escalation portion of the study. Patients were scheduled for tumor assessments at eight-week intervals.  Patients were considered efficacy-evaluable for overall response rate, or ORR, if they had response evaluation criteria in solid tumors, or RECIST,-measurable disease at baseline and at least one post-baseline tumor assessment or discontinued treatment prior to their first post-baseline assessment, and for CBR if they were enrolled at least 24 weeks prior to the data cut-off date.

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

Phase 1b/2 monotherapy dose expansion clinical study

We reported interim clinical results from the Phase 1b monotherapy dose expansion portion of the Phase 1/2 study of OP-1250 in October 2022 at a poster session of the 34th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in Barcelona, Spain, with a data cut-off of September 2, 2022. The results continued to demonstrate that at doses of 60 mg and 120mg once daily, OP-1250 is well-tolerated, achieves high drug exposure, and has encouraging anti-tumor activity across both wild-type and ESR1 mutant tumors.

PK, safety, tolerability, and anti-tumor activity of once-daily OP-1250 monotherapy were evaluated in the ongoing Phase 1/2 clinical study (NCT04505826). As of September 2, 2022, 68 patients with recurrent, locally advanced or metastatic ER+/HER2- breast cancer were treated across two doses of 60 mg and 120 mg orally once per day. This group was heavily pretreated with 69% having received 2 or more prior lines of therapy and 32% having received prior chemotherapy in the advanced setting. Almost all patients (96%) received prior treatment with a CDK4/6 inhibitor, and 65% received prior treatment with fulvestrant. Of 46 patients whose ctDNA was assessed, 59% had activating mutations in ESR1 at baseline.

We anticipate presenting Phase 2 clinical data for OP-1250 as a monotherapy in the second half of 2023.

Figure 9. Baseline patient characteristics for OP-1250 monotherapy Phase 1b expansion study

Patient characteristics	60 mg (n=33)	120 mg (n=35)	Total[a] (N=68)
Age, median, years	61	61	61
Range	30–81	39–77	30–81
ECOG performance status, n (%)			
0	22 (67)	17 (49)	39 (57)
1	11 (33)	18 (51)	29 (43)
Measurable disease at baseline, n (%)	32 (97)	34 (97)	66 (97)
Visceral disease (liver, lung, peritoneum, pleura, ascites), n (%)	27 (82)	29 (83)	56 (82)
Prior lines of therapy in advanced setting, n (%)			
1	9 (27)	11 (31)	20 (29)
2	9 (27)	10 (29)	19 (28)
≥3	15 (46)	13 (37)	28 (41)
Missing	0	1 (3)	1 (2)
Prior lines of endocrine therapy in advanced setting, n (%)			
1	13 (39)	12 (34)	25 (36)
2	8 (24)	15 (43)	23 (34)
≥3	11 (33)	7 (20)	18 (27)
Missing	1 (3)	1 (3)	2 (3)
Types of prior therapy in advanced setting, n (%)			
Chemotherapy	14 (42)	8 (23)	22 (32)
AI	26 (79)	29 (83)	55 (81)
Fulvestrant	22 (67)	22 (63)	44 (65)
CDK4/6 inhibitor	32 (97)	33 (94)	65 (96)
ESR1 mutations at baseline (ctDNA), n/N (%)	15/20 (75)	12/26 (46)	27/46 (59)

[a]Sums may not total to 100% due to rounding.
*Source: EMERALD Phase 3 trial in CDK 4/6 inhibitor-experienced 2/3L patients, Journal of Clinical Oncology.
AI, aromatase inhibitor; CDK4/6, cyclin-dependent kinase 4/6; ECOG, Eastern Cooperative Oncology Group.

Pharmacokinetics

OP-1250 demonstrated favorable PK characterized by high oral bioavailability and dose proportional exposure. With an approximately 8-day half-life, OP-1250 exhibited the desired low peak-to-trough variability in a 24-hour period at steady state, supporting once daily dosing with complete inhibition of the ER for the full dosing interval.

A RP2D of 120 mg once per day orally was selected based on overall PK, tolerability and efficacy. Dosing at the RP2D yielded drug exposure that exceeded targeted efficacy thresholds based on pre-clinical models.

Figure 10. OP-1250 steady-state plasma concentration-time profiles

Tolerability

Treatment with OP-1250 was well tolerated at both the 60 mg and 120 mg dose levels with no dose-limiting toxicities. The most common TRAEs that occurred in at least 15% of subjects as assessed by the treating physician were nausea (42%), fatigue (25%) and vomiting (15%). Of the 68 patients treated, one patient experienced Grade 3 neutropenia concurrent with progressive disease, and three patients experienced Grade 4 neutropenia at the 120 mg dose. Of these cases, one patient had dosing interrupted for one week, restarted therapy at 60 mg and subsequently had a confirmed response with no further incidence of neutropenia. The two other patients discontinued treatment with recovery of their neutrophil counts. These events have occurred at a low rate and are manageable and reversible.

Figure 11. Treatment-related adverse events for OP-1250 monotherapy Phase 1b expansion study

Efficacy

Six partial responses across the two doses had been observed as of the data cut-off date of September 2, 2022 among 57 efficacy-evaluable patients (per RECIST measurable lesions and at least one on-treatment tumor assessment), including four confirmed partial responses and two unconfirmed partial responses awaiting confirmation at a follow-up scan. Strong anti-tumor activity was observed with 41% of patients demonstrating reduction in target lesions and evidence of activity in both wild-type and mutant estrogen receptors across both doses. As of the data cut-off date, 31% of patients (21/68) remained on treatment with efficacy data continuing to mature.

Figure 12: Meaningful anti-tumor activity in OP-1250 Phase 1b dose expansion study

aPatient had an unconfirmed partial response and later progressed at a subsequent scan.

bDark shaded boxes indicate ESR mutation present, light shaded boxes indicate wild-type, and the absence of a box indicates missing data.

AI, aromatase inhibitor; CDK4/6i, CDK4/6 inhibitor; Chemo, chemotherapy; Fulv, fulvestrant; PD, progressive disease; PR, partial response; QD, once daily; SD, stable disease; uPR, unconfirmed partial response.

Figure 13: Treatment duration and response for OP-1250 Phase 1b monotherapy dose expansion

Treatment Duration (weeks) and Response by Dose in All Patients (N=68) as of Sept 2, 2022
Patients by Dose Cohort
60 mg
120 mg
Chemo
Fulv
CDK4/6i
AI
Baseline ESR1b
0
4
8
12
16
20
24
28
32
36
40
44
48
52
56
60
64
68
88
92
96
OP-1250 Exposure (weeks)
Treatment Duration
Ongoing
Partial Response
Progressive Disease

bSolid boxes indicate ESR mutation present, open boxes indicate wild-type, and the absence of a box indicates missing data.

*Unconfirmed partial responses awaiting confirmation at a subsequent scan.

AI, aromatase inhibitor; CDK4/6i, CDK4/6 inhibitor; Chemo, chemotherapy; Fulv, fulvestrant; PD, progressive disease; PR, partial response.

Phase 1b/2 combination dose escalation and expansion clinical studies

Our clinical development strategy for OP-1250 includes exploring the potential for combination treatment of advanced or metastatic breast cancer with other targeted therapies.  We are initially focused on exploring the potential for OP-1250 in combination with CDK4/6 inhibitors palbociclib and ribociclib and PI3Ka inhibitor, alpelisib. In December 2021, we initiated the Phase 1b dose escalation portion of our Phase 1b/2 combination clinical study in combination with palbociclib and reported preliminary results in December 2022. We are currently enrolling patients in the Phase 2 dose expansion portion of this study.  We anticipate presenting results from this Phase 2 clinical study in the second quarter of 2023. In the third quarter of 2022, we initiated the Phase 1b dose escalation portion of our Phase 1b/2 combination clinical study in combination with both ribociclib and alpelisib. We anticipate presenting data from the Phase 1b clinical study for OP-1250 in combination with ribociclib in the second half of 2023.

Phase 1b/2 combination dose escalation and expansion clinical study with palbociclib

In December 2021, we initiated a Phase 1b/2 clinical study of OP-1250 in combination with palbociclib, a CDK4/6 inhibitor. We reported preliminary clinical data from the Phase 1b dose escalation portion of the clinical study in December 2022 at the 2022 San Antonio Breast Cancer Symposium in San Antonio, Texas. The preliminary results demonstrated attractive combinability with no dose-limiting toxicities, no dose-related increase in the incidence or severity of adverse events and no DDI with exposure levels of each drug consistent with monotherapy or standard of care combinations.

As of the data cut-off of September 12, 2022, 12 patients with recurrent, locally advanced or metastatic ER+/HER2- breast cancer were treated across four dose escalation cohorts: three patients per cohort dosed at 30, 60, 90, and 120 mg in combination with palbociclib 125 mg. Ten of the 12 patients received prior therapy for advanced disease, including eight patients who had received prior CDK4/6 inhibitors and nine patients who received prior endocrine therapy for advanced disease. Of 11 patients whose ctDNA was assessed, 36% had activating mutations in ESR1 at baseline.

Figure 14. Baseline patient characteristics from Phase 1b study in combination with palbociclib

Patient characteristics	Total[a] (N=12)
Median age (years)	62
Range	49–76
ECOG performance status, n (%)	
0	9 (75)
1	3 (25)
Measurable disease at baseline, n (%)	11 (92)
Visceral disease (liver, lung, peritoneum, pleura, ascites), n (%)	6 (50)
Prior lines of therapy in advanced setting, n (%)	
0	2 (17)
1	7 (58)
2	2 (17)
3	1 (8)
Prior lines of endocrine therapy in advanced setting, n (%)	
0	3 (25)
1	9 (75)
Types of prior therapy in advanced setting, n (%)	
Chemotherapy	3 (25)
Aromatase inhibitor (AI)	8 (67)
Fulvestrant	1 (8)
CDK4/6 inhibitor	8 (67)
ESR1 mutations at baseline (ctDNA), n/N (%)	4 (36); N=11 evaluated

Pharmacokinetics

OP-1250 demonstrated favorable PK characterized by high oral bioavailability, dose proportional exposure and a long half-life of eight days, with steady-state plasma levels showing minimal peak-to-trough variability, enabling consistent inhibition of ER for the full dosing interval. There was no observed DDI between palbociclib and OP-1250 in the dose range of 30 mg to 120 mg. Palbociclib did not affect OP-1250 drug exposures compared to monotherapy dosing, and OP-1250 had no effect on palbociclib 125 mg drug exposures when compared to published concentrations.

Figure 15. Steady state Cmax of OP–1250 combination vs. single agent

Figure 16. Steady state AUC(0-24) of OP-1250 combination vs. single agent

Figure 17. Steady state AUC0-24 and Cmax of palbociclib vs. published concentrations

Tolerability

Treatment with OP-1250 up to the RP2D of 120 mg was well tolerated with no dose-limiting toxicities, and maximum tolerated dose, or MTD, was not reached. The majority of treatment-emergent adverse events, or TEAEs, were Grade 1 or 2 and increasing the dose did not show an increase in frequency of events. OP-1250 was not dose-reduced in any patients, and no patients discontinued treatment with OP-1250 due to an adverse event, including neutropenia. Neutropenia events observed were consistent with the expected profile of palbociclib plus an endocrine therapy. There was no Grade 4 neutropenia, and eight of 12 patients reported Grade 3 neutropenia, a rate which is consistent with the FDA-approved label of palbociclib plus an endocrine agent.

Figure 18. Treatment-emergent adverse events for OP-1250 in combination with palbociclib

Figure 19. Treatment duration and response for OP-1250 Phase 1b in combination with palbociclib

CHEMO
FULV
CDK4/6i
AI
ESR1[b]
Patients in Dose Escalation
30 mg
60 mg
90 mg
120 mg
Treatment duration
Ongoing
Progressive disease
0
4
8
12
16
20
24
28
32
36
Time on treatment (weeks)

[a]Each lane represents 1 study patient.
[b]Solid boxes indicate ESR mutation present, open boxes indicate wild-type, and the absence of a box indicates missing data.
AI, aromatase inhibitor; CDK4/6i, cyclin-dependent kinase 4/6 inhibitor; CHEMO, chemotherapy; ESR1, estrogen receptor 1; FULV, fulvestrant.

Clinical development plan for OP-1250 and additional clinical opportunities

In the third quarter of 2022, we selected 120 mg once daily as the RP2D. We completed enrollment in the two primary cohorts of our Phase 2 monotherapy expansion study in the fourth quarter of 2022 (50 patients with measurable disease and 15 patients with non-measurable disease) at the RP2D.  Based on our clinical results to date, we are actively planning to initiate a monotherapy pivotal Phase 3 trial in the second half of 2023 in the second- and third-line setting for locally advanced or metastatic ER+/HER2- breast cancer, subject to feedback from the FDA and EMA.

We are currently exploring the potential for OP-1250 to combine with CDK4/6 inhibitors palbociclib and ribociclib in Phase 1b/2 dose escalation and expansion studies.  Subject to positive results from these ongoing studies, we anticipate initiating a pivotal Phase 3 clinical trial in combination with a CDK4/6 inhibitor in 2024 for the treatment of advanced or metastatic ER+/HER2- breast cancer in the first-line setting.

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

We are conducting a series of pharmacology studies for OP-1250, including DDI fed/fast and bioequivalence to a tablet formulation, and expect to complete these studies in 2023. We believe that the conversion from capsule to tablet formulation of OP-1250 may have certain clinical advantages and we expect to transition to tablet administration prior to initiation of a pivotal trial in what we expect to be the second half of 2023.

While our initial studies are focused on treating breast cancer patients with metastatic disease, we believe that if OP-1250 is determined to be safe and effective in this population, there is potential for it to be used in earlier stage disease. Based on our extensive nonclinical studies, including certain head-to-head studies, we believe that OP-1250 could have superior PK properties and improved clinical outcomes than fulvestrant. If proven in the clinic, we believe that OP-1250 has the potential to not only replace fulvestrant but to become the endocrine treatment of choice for the treatment of both advanced/metastatic ER+ breast cancer as well as ultimately in early-stage ER+ breast cancer in the adjuvant setting.

In addition to breast cancer, we intend to explore the use of OP-1250 in various gynecological malignancies, beginning with endometrial cancer. Approximately 80% of endometrial tumors are “endometriod” in nature and these tumors are driven by estrogen.

Nonclinical data

Complete ER antagonism

A key distinguishing feature of CERANs is that they completely lack any agonistic estrogen-like effects, and completely block the effects of estrogen. In a nonclinical model, we evaluated OP-1250 and other compounds with publicly-disclosed chemical structures that have been or are in clinical development for ER+ breast cancer to compare their ability to block breast cancer proliferation and degrade estrogen receptors. Alkaline phosphatase, or AP, is an estrogen-responsive gene in ECC-1 cells driven by AF1 action. The in vitro AP model is a method of determining complete ER antagonism. As shown in Figure 20 below, OP-1250 and other CERANs lack agonistic estrogen like effects and completely block the effects of estrogen.

In the absence of estrogen, OP-1250 and other CERANs completely inactivated AF1 and did not stimulate AF1-dependent AP activity. In the presence of estrogen, OP-1250 and other CERANS demonstrated complete antagonism while non-CERANs were unable to fully inhibit estrogen-stimulated AF-1 activity.

Figure 20. CERANs do not activate AF1 in the absence of estrogen, and partial and strong agonists do not fully inhibit estrogen-stimulated AF-1 activity

SERD activity

SERDs are ER ligands that lead to partial degradation of the ER. This degradation takes place within four hours after exposure of cells to the SERD, indicating that it comes from destabilization of the ER protein. In a nonclinical analysis, we have tested the ability of OP-1250, fulvestrant, other CERANs and several non-CERAN SERDs to degrade ER across five different cell lines. As shown in Figure 21, after treatment of these cell lines for four hours, OP-1250 and other CERANs strongly degraded the estrogen receptor in all five ER+ cell lines, while non-CERANS demonstrated variable and inconsistent ER degradation. Of note, Estradiol, or E2, the prototypical agonist of ERa, degraded ERa in all five ER+ cell lines. In all cases, none of the compounds achieved full ER degradation, further supporting our belief that complete ER antagonism is independent from degradation and key to inactivating any remaining ER receptor.

Figure 21. CERAN/SERDs and SERM/SERDs are strong degraders of ERα across multiple cell lines

Immunoblot of ERa across multiple ER+ cell lines. Cells were incubated with 300nM compounds for 4h in estrogen-depleted media. Shown here are the densitometry results of the immunoblot showing ER⍺ protein levels relative to vehicle-treated cells after normalizing ER⍺ to actin.

Potent anti-proliferative activity

In nonclinical studies, we found that OP-1250 was a potent inhibitor of proliferation in multiple breast cancer cell lines. As shown in Figure 22 below, in a cell proliferation assay using CAMA-1 cells, a human breast cancer line, OP-1250 and other CERANs inhibited estrogen-driven proliferation to a greater degree than non-CERANs.

Figure 22. OP-1250 and CERANs more completely block estrogen-driven breast cancer proliferation than non-CERANs

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

Figure 23. Both OP-1250 and fulvestrant inhibit the activity of the ER containing mutations that commonly arise in breast cancer patients treated with other antiestrogen therapies

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

Figure 24. OP-1250 has demonstrated robust tumor shrinkage in both ESR1 wild-type and mutant xenograft models

HCC1500

Tumor Volume Pct Change
Day
Vehicle
Fulvestrant 5 mg/mouse/week
OP-1250 3 mg/kg/day
OP-1250 10 mg/kg/day
OP-1250 30 mg/kg/day
% Change in Tumor Volume
Vehicle
Fulvestrant 5 mg/mouse/week
OP-1250 3 mg/kg/day
OP-1250 10 mg/kg/day
OP-1250 30 mg/kg/day

ST941

Tumor Volume Pct Change
Day
Vehicle
Fulvestrant 5 mg qw
OP-1250 0.1 mpk
OP-1250 0.3 mpk
OP-1250 1 mpk
OP-1250 3 mpk
OP-1250 10 mpk
OP-1250 1 mpk + Palbo 75 mpk
% Change in Tumor Volume
Vehicle
Fulvestrant 5 mg
OP-1250 0.1 mg/kg
OP-1250 0.3 mg/kg
OP-1250 1 mg/kg
OP-1250 3 mg/kg
OP-1250 10 mg/kg
Palbo 75 mg/kg + OP-1250 1 mg/kg

HCI-013

Tumor Volume Pct Change
Day
Vehicle (0.5% CMC)
Fulvestrant 50/25 mpk (QW)
OP-1250 0.3mg/kg (QD)
OP-1250 1mg/kg (QD)
OP-1250 3mg/kg (QD)
OP-1250 10mg/kg (QD)
OP-1250 30mg/kg (QD)
% Change in Tumor Volume
Vehicle
Fulvestrant 50/25 mg/kg
OP-1250 0.3 mg/kg
OP-1250 1 mg/kg
OP-1250 3 mg/kg
OP-1250 10 mg/kg
OP-1250 30 mg/kg

Change in tumor volume of HCI013EI patient-derived tumors, carrying the Y537S mutation in the ER and adapted to grow without estrogen, implanted in the mammary fat pad of non-obese diabetic, or NOD/SCID ovariectomized mice. Mice were treated with oral OP-1250 at the dose indicated, or with subcutaneous fulvestrant (Faslodex preparation). Bottom panel shows tumor size of each tumor measured with calipers at termination. Top panel shows mean tumor size of each treatment group of 8 over the course of the study.

Change in tumor volume of various human xenograft tumors implanted in the mammary fat pad of ovary intact immunodeficient mice supplemented with estrogen releasing pellets and treated with the indicated dose of oral OP-1250, oral OP-1250 plus oral palbociclib, or subcutaneous fulvestrant (Faslodex preparation). Bottom panel of Figure 24 shows tumor size of each tumor measured with calipers at termination. Top panel shows mean tumor size of each treatment group of eight over the course of the study. HCC1500, wild type ER cell line implanted in NSG mice; ST941 patient derived xenograft, or PDX, model with Y537S ER in JAX nude mice; HCI013 PDX model with Y537S ER in NOD/SCID mice.

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

Figure 25. OP-1250 demonstrated robust CNS penetration in the mouse brain

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

Figure 26: Treatment with 10 mg/kg OP-1250 was superior to tamoxifen, fulvestrant and ovariectomy in shrinking mutant ESR1-Y537S tumors in an intracranial model of ER+ breast cancer brain metastasis

Figure 27. Treatment with OP-1250 led to long-term survival in a xenograft model of breast cancer brain metastases

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

Figure 28. The combination of OP-1250 and CDK4/6 inhibitors resulted in potent anti-proliferative activity in MCF-7 cells

In vitro cell proliferation experiment measuring DNA content after 7-day treatment of MCF-7 breast cancer cells with ligands in the presence of 100 pM E2. Shown are mean values normalized to vehicle (+E2), along with SEM from triplicate wells.

Figure 29. The combination of OP-1250 and PI3Ka inhibitors resulted in potent anti-proliferative activity in T47D cells

In vitro cell proliferation experiment measuring DNA content after 6-day treatment of T47D breast cancer cells with ligands in the presence of 100 pM E2. Shown are increasing concentrations of alpelisib with three different concentrations of OP-1250, mean values normalized to vehicle (+E2), and SEM from triplicate wells.

ER+/HER2+ breast cancer

In addition to the favorable efficacy profile of OP-1250 in the Phase 1a dose-escalation portion of the ongoing Phase 1/2 clinical study of OP-1250 for the treatment of ER+/HER2- breast cancer, we have shown that OP-1250 can also function in combination with HER2 inhibition in ER+/HER2+ breast cancer cell lines and patient-derived xenograft models. The HER2 oncogene is overexpressed in approximately 25% of breast cancer tumors, about half of which also express ER, and HER2+ tumors have a high rate of brain metastasis. In three ER+/HER2+ cell lines, treatment with OP-1250 reversed the increase in cellular growth induced by treatment with E2 and combined effectively at some dose ranges with the HER2 inhibitor tucatinib.

Figure 30. OP-1250 inhibits estrogen receptor-driven proliferation in ER+/HER2+ breast cancer cell lines

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

Figure 31. The addition of OP-1250 to HER2 inhibitors Tucatinib and Trastuzumab enhances tumor growth inhibition in ER+/HER2+ cell line or patient-derived xenograft models

Xenograft studies of ER+/HER2+ cell line or patient-derived xenograft (PDX) treated with OP-1250 and HER2 inhibitors. Left, tumor volume of BT-474 cell line implanted into the mammary fat pad of NSG mice. Right, tumor growth of CTG-3266 PDX model implanted subcutaneously into nude mice. OP-1250 treatment inhibited growth in both models in combination with HER2 inhibitors. Animals were dosed orally with OP-1250 and tucatinib, and by intraperitoneal injection with trastuzumab at the doses listed.

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

Clinical Trial Collaboration and Supply Agreement with Novartis

In July 2020, we entered into a non-exclusive Clinical Collaboration and Supply Agreement, or the Novartis Agreement, with Novartis. The collaboration is focused on the evaluation of the safety, tolerability and efficacy of OP-1250 in combination with Novartis’ proprietary CDK4/6 inhibitor KISQALI® (ribociclib) and/or Novartis’ proprietary phosphatidylinositol 3-kinase inhibitor PIQRAY® (alpelisib), or collectively the Novartis Study Drugs, as part of our planned Phase 1b clinical study of OP-1250 in patients with metastatic ER+ breast cancer. We will be responsible for the conduct of the clinical studies for the combined therapies in accordance with a mutually agreed development plan. As part of the collaboration, the parties granted to each other a non-exclusive, royalty- free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical studies for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

We are responsible for manufacturing, packaging and labeling OP-1250, and for packaging and labeling all drugs used in the clinical studies for the combined therapies (other than the Novartis Study Drugs). Novartis is responsible for manufacturing and delivering to us the Novartis Study Drugs in such quantities as reasonably needed for the clinical studies for the combined therapies. In accordance with an agreed budget, Novartis will reimburse us for a majority of the direct outside costs, but no more than an amount in the low single digit millions of U.S. dollars, that we incur related to conducting the activities under the agreed development plan in conducting the clinical trials for the combined therapies.

The Novartis Agreement will terminate upon completion of all activities outlined in the development plan and the relevant protocols. Either party may terminate the Novartis Agreement for the uncured material breach or insolvency of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical studies for the combined therapies due to the existence of a material safety issue, or in certain circumstances for an unresolved clinical hold with respect to either the Novartis Study Drugs or OP-1250. In addition, Novartis may terminate the Novartis Agreement if certain disputes between the parties are not resolved after following the applicable dispute resolution procedures, and we may terminate the Novartis Agreement in the event we terminate all clinical studies of the combined therapies other than due to a material safety issue or upon a clinical hold.

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

Clinical Trial Agreement with Pfizer

In November 2020, we entered into a non-exclusive clinical trial agreement with Pfizer, or the Pfizer Agreement, to evaluate the safety and tolerability of OP-1250 in combination with Pfizer’s proprietary CDK4/6 inhibitor IBRANCE® (palbociclib) in patients with recurrent, locally advanced or metastatic ER+/HER2- breast cancer in a clinical trial. Under the terms of the non-exclusive agreement, we will be responsible for conducting the clinical study for the combined therapies and Pfizer is responsible for supplying IBRANCE® to us at no cost to us. As part of the collaboration, the parties granted to each other a non-exclusive, royalty- free license under certain of the parties’ respective patent rights in the combination of IBRANCE® and OP-1250 to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

We are responsible for manufacturing, packaging and labeling OP-1250, and for packaging and labeling all drugs used in the clinical trials for the combined therapies (other than IBRANCE® (palbociclib)). Pfizer is responsible for manufacturing and delivering to us IBRANCE® (palbociclib) in such quantities as reasonably needed for the clinical studies for the combined therapies.

The Pfizer Agreement will terminate upon completion of all activities outlined in the study plan and the relevant protocols. Either party may terminate the Pfizer Agreement for the uncured material breach or insolvency of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical studies for the combined therapies due to the existence of a material safety issue, or in certain circumstances for an unresolved clinical hold with respect to either the IBRANCE® (palbociclib) or OP-1250. In addition, either party may terminate the Pfizer Agreement if certain disputes between the parties are not resolved after following the applicable dispute resolution procedures or if either party determines to discontinue clinical development for medical, scientific, legal or other reasons.

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical studies, and each of the parties retains all rights and ability to evaluate their respective compounds.

License Agreement with Aurigene

In June 2022, we entered into an exclusive global license agreement with Aurigene Discovery Technologies Limited, or Aurigene, to research, develop and commercialize novel small molecule inhibitors of an undisclosed oncology target, or the Aurigene Agreement.

Under the terms of the Aurigene Agreement, Aurigene will provide to us an exclusive license to its portfolio of novel small molecule inhibitors of the target. Financial terms of the Aurigene Agreement include a $8.0 million upfront payment from us for rights to a pre-existing Aurigene program and potential future milestone payments of up to $60.0 million in clinical development and regulatory milestones, and up to $370.0 million in commercial milestones. Aurigene is also eligible to receive mid-single-digit to low double-digit royalties on product sales, if any. During the research term, we will contribute funding to Aurigene to facilitate Aurigene’s ongoing discovery efforts. We and Aurigene will jointly direct further preclinical work and, if successful, we will lead clinical development as well as regulatory and commercial activities. We and Aurigene jointly own collaboration compounds and rights to any inventions made during the research term.

The term of the Aurigene Agreement will continue until the expiration of the last-to-expire of all payment obligations with respect to all licensed products thereunder, unless terminated earlier in accordance with the terms of the Aurigene Agreement. The Aurigene Agreement may be terminated (a) by us for convenience, in our sole discretion, upon prior written notice to Aurigene, (b) by either us or Aurigene in connection with the other party’s uncured material breach or (c) by either us or Aurigene in connection with the insolvency of the other party.

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

We have granted patents and pending applications relating to OP-1250, including granted claims that encompass the OP-1250 compound, pharmaceutical compositions that include OP-1250, and certain methods of using OP-1250, including in treatment which may involve combination therapy. The 20-year term for these patents expires in 2036. In the United States, it is uncertain whether any PTE will be available, and if so, how much. Additional applications are pending, including ones that relate to dosing regimens and treatment of particular cancers and patient populations, and, if granted, will have 20-year terms that expire between 2040 and 2043.

Certain patents related to OP-1250 may be eligible for PTE in certain jurisdictions, including the United States and Europe, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted. However, there can be no assurance that we will receive or benefit from any PTE with respect to such patents.

In addition to patent term extension regulatory exclusivities, pharmaceutical marketing approval agencies, such as the FDA and the EMA, offer certain data exclusivities for first-approved products with a new chemical entity, or NCE, exclusivity, and/or for approvals related to orphan indications, or Orphan Drug designation, and/or pediatric approvals, or Pediatric Exclusivity.

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

There are several currently marketed drugs and product candidates currently in development for the treatment of ER+ breast cancer that target the estrogen receptor that may compete with OP-1250: including fulvestrant, marketed as Faslodex® by AstraZeneca PLC and or any generic equivalents of Faslodex® that are marketed or in development; elacestrant, marketed as ORSERDUTM by Stemline Therapeutics Inc.; giredestrant (GDC-9545), being developed by Roche Holding AG/Genentech, Inc.; camizestrant (AZD9833), being developed by AstraZeneca PLC; imlunestrant (LY3484356), being developed by Eli Lilly and Co.; ARV-471, being developed by Arvinas, Inc.; and lasofoxifene, being developed by Sermonix Pharmaceuticals.

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

U.S. Drug development process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of extensive nonclinical laboratory tests, nonclinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practices, or GLP, regulations and other applicable regulations;
●	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with applicable regulations, including the FDA’s current good clinical practice, or GCP, regulations to establish the safety and efficacy of the proposed drug for its proposed indication;
●	submission to the FDA of a New Drug Application, or NDA, for a new drug;

●	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
●	potential FDA audit of the nonclinical and/or clinical trial sites that generated the data in support of the NDA;
●	satisfactory completion of an FDA advisory committee review, if applicable; and
●	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

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

Post-approval studies, or Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 trials. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. For example, the FDA may require Phase 4 testing, which involves clinical trials designed to further assess a drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also determine that a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life- threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post- marketing clinical trials. In addition, the FDA currently requires, as a condition for accelerated approval, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the drug product. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

Other U.S. Healthcare laws and compliance requirements

Although we currently do not have any products on the market, we are and, upon approval and commercialization, will be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. In the United States, such laws include, without limitation, state and federal fraud and abuse (such as anti-kickback and false claims), privacy and security, price reporting, and provider transparency laws and regulations.

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

Additionally, the intent standard under the Anti-Kickback Statute and certain criminal healthcare fraud statutes (discussed below) was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, together with subsequent amendments and regulations, collectively, the ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below).

The federal False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product and for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non- covered, uses.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, certain ownership and investment interests held by these physicians and their immediate family members.

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

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “quitam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security.

We are or will become subject to privacy laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, in Europe we are subject to the General Data Protection Regulation, or GDPR, in relation to our collection, control, processing and other use of personal data (i.e., data relating to an identified or identifiable living individual). We process personal data in relation to participants in our clinical trials in the European Economic Area, or EEA, including the health and medical information of these participants. The GDPR is directly applicable in each European Union Member State, however, it provides that European Union Member States may introduce further conditions that could cause our compliance costs to increase, ultimately having an adverse impact on our business.

We are subject to the supervision of local data protection authorities in those European Union jurisdictions where we are established or otherwise subject to the GDPR. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. Further, we must comply with both the GDPR and separately the GDPR as implemented in the United Kingdom, or UK, each regime having the ability to fine up to the greater of €20 million / £17 million or 4% of global turnover. A breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation. In general, if our efforts to comply with the GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In the United States, the California Consumer Privacy Act, or CCPA, creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches.

In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted. The CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Additionally, the California Privacy Rights Act, or CPRA, significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, Virginia, Colorado, Utah, and Connecticut have all enacted broad privacy legislation. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. In addition to the foregoing, any breach of privacy laws or data security laws, particularly resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, could have a material adverse effect on our business, reputation and financial condition. As a data controller, we will be accountable for any third-party service providers we engage to process personal data on our behalf, including our CROs. We attempt to mitigate the associated risks but there is no assurance that privacy and security-related safeguards will protect us from all risks associated with the third-party processing, storage and transmission of such information.

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

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Across the European Union, member states carry out assessments of new pharmaceutical products from an economic, public health, and therapeutic perspective, through a Health Technology Assessment, or HTA, process, which is currently governed by the national laws of member states. In December 2021, the European Parliament voted to implement a regulation regarding HTAs, or the HTA Regulation. The HTA Regulation is scheduled to apply as of January 2025, and will provide a framework for pan-EU clinical assessments, scientific consultations, identification of emerging health technologies, and further cooperation. Entry into application of the Regulation could impose stricter and more detailed procedures to be followed by marketing authorization holders concerning conduct of HTAs in relation to their products which may influence related pricing and reimbursement decisions.  However, under the HTA Regulation, member states will still be free to make their own pricing and reimbursement decisions. Moreover, member states may, and do, choose to restrict the range of products for which their national health insurance systems or national healthcare systems provide reimbursement and to control the prices of such products.  Member states may impose direct controls on pricing, or otherwise adopt a system of direct or indirect controls on the profitability of the companies placing such products on the market.  Other member states allow companies to set their own prices but monitor and control prescription volumes and issue guidance to medical professionals to limit prescriptions of such products. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have also been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2031. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

There has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. In addition, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, pursuant to the Clinical Trials Regulation, which came into application on January 31, 2022, a clinical trial application, or CTA, must be submitted to via the EMA's Clinical Trials Information System, which will cover all regulatory and ethics assessments from the member states concerned. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. Approval and monitoring of clinical trials in the European Union is the responsibility of individual member states but, compared to the position prior to the applicability of the Clinical Trials Regulation, there is likely to be more collaboration, information-sharing, and decision-making between member states.

The requirements and processes governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all major territories, including the European Union, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

The European Union and the European Economic Area consist, at the time of writing, of the twenty-seven Member States of the European Union, plus Norway, Iceland and Liechtenstein which are Member States of the European Economic Area. To obtain regulatory approval of an investigational drug or biological product under European Union regulatory systems, we must submit a marketing authorization application either under the so-called centralized or national authorization procedures. There are three procedures for a marketing authorization to be obtained:

●	The Centralized marketing authorization, which is issued by the European Commission through the Centralized Procedure, based on the scientific opinion of the EMA’s Committee for Medicinal Products for Human Use, and which is valid throughout the entire territory of the European Economic Area. The Centralized Procedure is mandatory for certain types of products, such as (i) biotechnology medicinal products such as genetic engineering, (ii) orphan medicinal products, (iii) medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases and (iv) advanced-therapy medicines, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the European Union, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.
●	Decentralized Procedure marketing authorizations are available for products not falling within the mandatory scope of the Centralized Procedure. An identical dossier is submitted to the competent authorities of each of the Member States in which the marketing authorization is sought, one of which is selected by the applicant as the Reference Member State, or RMS, to lead the evaluation of the regulatory submission. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet as distilled from the preliminary evaluation, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the RMS records the agreement, closes the procedure and informs the applicant accordingly. Each Member State concerned by the procedure is required to adopt a national decision to grant a national marketing authorization in conformity with the approved assessment report, SmPC and the labeling and package leaflet as approved. Where a product has already been authorized for marketing in a Member State of the European Economic Area, the granted national marketing authorization can be used for mutual recognition in other Member States through the Mutual Recognition Procedure, or MRP, resulting in progressive national approval of the product in the European Economic Area.
●	National marketing authorizations, which are issued by a single competent authority of the Member States of the European Economic Area and only covers such authority’s respective territory, are also available for products not falling within the mandatory scope of the Centralized Procedure. Once a product has been authorized for marketing in a Member State of the European Economic Area through the National Procedure, this National marketing authorization can also be recognized in other Member States through the Mutual Recognition Procedure.

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

Employees and Human Capital

As of January 31, 2023, we had 86 employees, 83 of whom were full time, consisting of clinical, research, operations, regulatory, finance and business development personnel. Thirty-two of our employees hold Ph.D. or M.D. degrees. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Our commitment to innovation begins with the commitment to creating an environment with the ability to attract and retain highly skilled people, including top scientific talent, as a critical factor for us to deliver on our mission and create value.

As we have grown significantly since our initial public offering in November 2020, we have focused on diversity, inclusion and belonging both at the Board level, where we appointed three global biotech female leaders to our Board, and for all employees. We have been successful in hiring employees with a broad diversity of experiences and backgrounds. We face significant competition for biotechnology talent from both established and early-stage biotechnology companies. Further, we are headquartered in the San Francisco Bay Area and have operations in Cambridge, Massachusetts, both global biotechnology hubs with many employment choices. Despite our early stage, we have been successful in hiring highly qualified staff to join Olema. As of January 31, 2023, 54% of our employee population is male, and 46% is female.

We strive to create a positive employee experience by fostering an inclusive and equitable culture. We are committed to the health, safety, and well-being of our employees, with a particular focus on COVID-19 related protections and precautions for our workforce. This commitment is reflected in our ability to attract and retain high performers. We believe we have a robust employment package that promotes well-being across all aspects of our employees’ lives, including healthcare, paid time-off, retirement savings with a company match through a 401(k) plan, our equity incentive plans, and our employee stock purchase plan. The principal purposes of our equity incentive plans are to attract, motivate and retain our employees and directors through the granting of stock-based compensation awards. From time to time, we may offer additional stock-based compensation awards to our employees to continue to motivate them and support retention, particularly at times when our stock price, or the stock price of biotechnology companies generally, is volatile. We grant stock options to all full-time employees to foster alignment and promote a spirit of ownership.

Corporate Information

We were incorporated in Delaware on August 7, 2006 under the legal name of CombiThera, Inc., and, on March 25, 2009, were renamed Olema Pharmaceuticals, Inc.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC.

Such reports and other information filed by us with the SEC are available free of charge on the Investors section of our website, www.olema.com, when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, any references to website URLs are intended to be inactive textual references only.

Item 1A.   Risk Factors.

Risks related to our financial position and the need for additional capital

We have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

We are a clinical-stage biopharmaceutical company, and we have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses since inception. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing our product candidate, OP-1250, securing related intellectual property rights and conducting nonclinical studies and a Phase 1/2 clinical study of OP-1250. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

Developing pharmaceutical products, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses will increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, OP-1250. We anticipate incurring significant costs associated with the development of OP-1250 and any future drug candidates we may develop. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies to perform clinical trials or nonclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for OP-1250, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

As of December 31, 2022, we had $204.4 million in cash, cash equivalents, and marketable securities. Based on our current operating plans, we believe that our cash, cash equivalents, and marketable securities as of December 31, 2022 will be sufficient to fund our operating expenses and capital expenditures requirements into 2025. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, including a default in one or several of the financial institutions in which we hold, or a negative return on, our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the geopolitical and macroeconomic environment, generally, including the COVID-19 pandemic and the ongoing conflict between Ukraine and Russia and related sanctions. Advancing the development of OP-1250 and any future product candidates we may develop will require a significant amount of capital, and our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the activities that are necessary to complete the development of OP-1250.

We will be required to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility, including as a result of geopolitical and macroeconomic events such as the COVID-19 pandemic and the ongoing conflict between Ukraine and Russia and related sanctions, could adversely increase our need to access capital and likewise, adversely impact our ability to access capital as and when needed. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of heightening these risks and further increasing economic uncertainty. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts. We also could be required to seek collaborators for OP-1250 or any future product candidate at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern over the long term.

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through our initial public offering and private financings. We have incurred net losses of $104.8 million and $71.1 million for the years ended December 31, 2022 and 2021, respectively. We had an accumulated deficit of $209.0 million as of December 31, 2022. Our losses have resulted principally from expenses incurred in research and development of OP-1250 and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our only product candidate, OP-1250, is in early-stage clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing OP-1250 in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for OP-1250 in other indications.

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

In addition, our consolidated financial statements for the years ended December 31, 2022 and 2021 included elsewhere in this Annual Report have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for OP-1250. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long term.

We have never generated revenue from product sales and may never be profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, OP-1250 and any future product candidates we may develop. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate revenue from product sales depends heavily on our and our current and potential future collaborators’ success in:

●	completing clinical and nonclinical development of our product candidate and programs and identifying and developing new product candidates;
●	seeking and obtaining marketing approvals for any product candidates that we develop;
●	launching and commercializing product candidates for which we obtain marketing approval by establishing a sales force, marketing, medical affairs and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
●	achieving adequate access and reimbursement by government and third-party payors for product candidates that we develop;
●	establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the market demand for product candidates that we develop, if approved;
●	obtaining market acceptance of product candidates that we develop as viable treatment options;
●	addressing any competing technological and market developments;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
●	maintaining, protecting, enforcing and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	defending against third-party interference, infringement or other intellectual property-related claims, if any; and

●	attracting, hiring and retaining qualified personnel.

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

Our future success is heavily dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize OP-1250, our only product candidate. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of OP-1250 in our ongoing clinical trials in multiple indications. We are investing significant efforts and financial resources in the research and development of OP-1250. OP-1250 will require additional clinical development, evaluation of clinical, nonclinical and manufacturing activities, marketing approval from government regulators, and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote OP-1250 before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. Should our planned clinical development of OP-1250 in our lead indications fail to be completed in a timely manner or at all, we will need to rely on our ongoing and planned clinical development of OP-1250 in additional indications, which will require more time and resources to obtain regulatory approval and proceed with commercialization and may ultimately be unsuccessful.

We cannot assure you that our planned clinical development programs for OP-1250 will be completed in a timely manner, or at all, or that we will be able to obtain approval for OP-1250 from the FDA, European Commission (based on the positive opinion of the EMA’s Committee for Medicinal Products for Human Use, commonly referred to as EMA approval), or any comparable foreign regulatory authority. If we are unable to complete development of, obtain regulatory approval for and commercialize OP-1250 in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials of OP-1250 and any future product candidates we may develop may not be predictive of the results of subsequent clinical trials. We have a limited operating history and to date have not demonstrated our ability to complete large-scale clinical trials.

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

We do not know whether our current clinical trial of OP-1250 or any future clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market OP-1250 or any future product candidates we may develop. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. If we are unable to bring OP-1250 or any future product candidates to market, our ability to create long-term stockholder value will be limited.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For instance, as a result of industry-wide COVID-19 impacts on clinical sites, we have experienced subject enrollment timeline delays in a Phase 1b clinical study of OP-1250 in combination with another CDK4/6 inhibitor and with a PI3Ka inhibitor.

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

Although we have received Fast Track designation for OP-1250 for ER+/HER2- metastatic breast cancer that has progressed following one or more lines of endocrine therapy with at least one line given in combination with a CDK4/6 inhibitor, we may be unable to obtain or maintain the benefits associated with such designation.

In July 2022, we were granted FDA Fast Track designation for OP-1250 for ER+/HER2- metastatic breast cancer that has progressed following one or more lines of endocrine therapy with at least one line given in combination with a CDK4/6 inhibitor. If a drug is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. NDAs submitted for Fast Track designated drugs may qualify for priority review, accelerated approval and rolling submission under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. In addition, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval.

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

As a result of the COVID-19 pandemic, we have faced risk that enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials could be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic, or are otherwise resource constrained, and may continue to face these risks as the COVID-19 pandemic continues to evolve. In addition, if, for any reason, patients are unable to visit clinical trial sites for dosing or data collection purposes related to the COVID-19 pandemic or for other reasons, such factors could delay the anticipated readouts from our clinical trials and ultimately delay future regulatory submissions. For instance, given industry wide COVID-19 impacts on clinical sites, we have experienced subject enrollment timeline delays in a Phase 1b clinical study of OP-1250 in combination with another CDK4/6 inhibitor and with a PI3Ka inhibitor.

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

We intend to develop OP-1250, and may develop other future product candidates, in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, in December 2021, we initiated a Phase 1b clinical study of OP-1250 in a combination trial with a cyclin-dependent kinase 4 and 6 inhibitor, and in the third quarter of 2022 we initiated Phase 1b clinical studies of OP-1250 in combination with another CDK4/6 inhibitor and with a PI3Ka inhibitor.

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

We have previously in-licensed product candidates, and we may acquire or in-license potential product candidates for in the future, as we continue to build our pipeline. Such arrangements with third parties may impose diligence, development and commercialization obligations, milestone payments, royalty payments, indemnification and other obligations on us. Our obligations to pay milestone, royalty and other payments to our licensor may be substantial, and the amount and timing of such payments may impact our ability to progress the development and commercialization of our product candidate. Our rights to use any licensed intellectual property may be subject to the continuation of and our compliance with the terms of any such agreements.

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

In particular, there is intense competition in the field of women’s cancer which we are pursuing. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, government agencies, universities and other research institutions. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates.

If we are successful in developing OP-1250, it may compete against existing products and product candidates in development, to the extent any such product candidates are approved, for the treatment of estrogen receptor- positive, or ER+, breast cancer, including fulvestrant, marketed as Faslodex® by AstraZeneca PLC and or any generic equivalents of Faslodex® that are marketed or in development; elacestrant, marketed as ORSERDUTM by Stemline Therapeutics Inc.; giredestrant (GDC-9545), being developed by Roche Holding AG/Genentech, Inc.; camizestrant (AZD9833), being developed by AstraZeneca PLC; imlunestrant (LY3484356), being developed by Eli Lilly and Co.; ARV 471, being developed by Arvinas, Inc.; and lasofoxifene, being developed by Sermonix Pharmaceuticals.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our product to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as OP-1250 or any future product candidates we may develop. In many countries, particularly the countries of the European Union, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of OP-1250 or any future product candidates we may develop to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for OP-1250 or any future product candidates we may develop. Accordingly, in markets outside the United States, the reimbursement for any product that we commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA, EMA or other comparable foreign regulatory authorities use when evaluating clinical trial data can, and often does, change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA, EMA or other comparable foreign regulatory authorities’ policies during the period of drug development, clinical trials and FDA, EMA or other comparable foreign regulatory authorities’ regulatory review.

Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from the particular product candidate for which we are developing and seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS as part of approving a NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

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

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA, EMA or other regulatory authority investigation of the safety and effectiveness of our product, our manufacturing processes and facilities or our marketing programs. The FDA, EMA or other regulatory authority investigations could potentially lead to a recall of our product or more serious enforcement action, limitations on the approved indications for which it may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our product, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing OP-1250, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could significantly harm our business, financial condition, results of operations and prospects.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of OP-1250 or any future product candidates we may develop. For example, during the Phase 1a portion of our Phase 1/2 clinical study, three patients had grade 4 neutropenia attributed to study drug by the investigator, and two of these patients presented with fever and neutropenia. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by OP-1250 or any future product candidates we may develop could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or other comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

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

The ability of the FDA, EMA or any applicable foreign regulatory authority to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA, EMA or any applicable foreign regulatory authority’s ability to perform routine functions. Average review times at the agencies have fluctuated in recent years as a result and could be delayed by the COVID-19 pandemic or other factors. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

We may in the future seek an accelerated approval for OP-1250 or future product candidates we may develop. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Third-party payors may refuse to provide coverage or reimbursement for the drug until the confirmatory studies are complete. Additionally, if such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of OP-1250 or any future product candidates we may develop. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

For example, at the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-expenditure single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. In addition, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the recent reform activity, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize OP-1250 or any future product candidates we may develop.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

State and international laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation, or the GDPR, which extends the enforcement of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area, or EEA, or the UK, security breach notifications and the security and confidentiality of personal data. Further, the UK has implemented legislation similar to the GDPR, including the UK Data Protection Act and the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher.

In addition to introducing new data protection requirements in the EEA, the GDPR also established potential fines for noncompliant companies. Failure to comply with the GDPR may result in substantial fines up to the greater of €20 million or 4% of annual global revenue and other administrative penalties. Such fines are in addition to any civil litigation claims by data subjects. EEA data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA or the UK. Guidance on implementation and compliance practices is often updated or otherwise revised. The GDPR may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the GDPR.

In addition, we may be unable to receive and/or further transfer onwards personal data that is processed subject to the EU GDPR and/or UK GDPR, or certain other data privacy and security regimes, due to limitations on cross-border data flows and/or actual or de facto data localization requirements. In particular, the EU GDPR and UK GDPR significantly restrict the transfer of personal data to the United States and other countries whose privacy laws are considered ‘inadequate’ for the purposes of either or both of those regulations. Although there are currently various mechanisms that may be used to effect such cross-border transfers of personal data in compliance with the EU GDPR and UK GDPR, such as the European Commission’s ‘Standard Contractual Clauses’ and the United Kingdom’s ‘International Data Transfer Agreement / Addendum’, all such mechanisms are subject to legal challenges, and there is no assurance that we can always satisfy or rely on these mechanisms to lawfully effect cross-border transfers of personal data where required.

Other jurisdictions relevant to our operations may implement, or adopt stringent interpretations of, their own data localization and cross-border data transfer laws. If there is no lawful manner for us to effect or be the recipient of cross-border transfers of personal data in compliance with the EU GDPR and/or UK GDPR, and/or other applicable data privacy and security obligations, or if the requirements for a compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups.

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

Additionally, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023. The CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition, other states have enacted or proposed data privacy laws. For example, Virginia, Colorado, Utah and Connecticut all passed comprehensive privacy laws that have or will go into effect in 2023. While some of these state laws, like the CCPA, exempt some data processed in the context of clinical trials, these laws demonstrate our vulnerability to the evolving regulatory environment related to personal information and make it difficult to predict the impact of such laws on our business or operations. Aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

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

New legislation proposed or enacted in Illinois, Massachusetts, Nevada, New Jersey, New York, Rhode Island, Washington and other states, and a proposed right to privacy amendment to the Vermont Constitution, imposes, or has the potential to impose, additional obligations on companies that process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements may impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, modify our data practices and policies, restrict our business operations, and could restrict the way products and services involving data are offered, all of which could significantly harm our business, financial condition, results of operations and prospects. Further, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.

Many statutory requirements involving privacy and security, both in the United States and abroad, include obligations for companies to notify individuals of security breaches involving certain personal information, which could result from breaches experienced by us or our third-party service providers. Laws in all 50 U.S. states and the District of Columbia require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. We also may be contractually required to notify customers or other counterparties of a security breach. Although we may have contractual protections with our third-party service providers, contractors and consultants, any actual or perceived security breach of our systems or our third-party service providers could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

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

As we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our product in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business.

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

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we closed our offices and limited the number of staff in any given research and development laboratory. In March 2022, we fully re-opened our offices to all employees and continue to comply with protocols implemented by respective health authorities. However, we may close our offices again in the future. As a result of the COVID-19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical study and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff. We also experienced subject enrollment timeline delays in a Phase 1b clinical study of OP-1250 in combination with another CDK4/6 inhibitor and with a PI3Ka inhibitor. We may experience these or other continuing impacts of the COVID-19 pandemic in the future. Additionally, we may experience further disruptions that could severely impact our business, nonclinical studies and clinical trials, including:

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

The COVID-19 pandemic continues to evolve. The extent to which the outbreak impacts our business, nonclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease and the duration of the pandemic in the United States and other countries, business closures or disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Unfavorable U.S. and global macroeconomic and geopolitical conditions could adversely affect our business, financial condition and results of operations.

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including the COVID-19 pandemic and the ongoing conflict between Ukraine and Russia and related sanctions. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as the ongoing COVID-19 pandemic and the conflict between Ukraine and Russia and related sanctions, increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize OP-1250 or any product candidate we may develop in the future will be expensive and time-consuming, and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of OP-1250 or any product candidate we may develop in the future that we obtain approval to market, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize OP-1250 or any product candidate we may develop in the future which may receive regulatory approval or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

As of January 31, 2023, we had 86 employees, 83 of whom were full-time, including 53 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of preventative and detective security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants, collaborators and third-party service providers that process our sensitive information (including personal information and personally identifiable data), are vulnerable to damage or interruption from a variety of sources, including computer viruses, unauthorized access, intentional or accidental acts or omissions by those with authorized access, natural disasters, terrorism, war, telecommunication and electrical failure, and cybersecurity threats (including the deployment of harmful malware, ransomware, denial-of-service attacks, supply chain attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. We have in the past and may in the future be subject to security breaches. For instance, we have had company laptops containing corporate information stolen from company offices. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies.

If such an event were to occur or were alleged to have occurred and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information, it could result in a material disruption or termination of our drug discovery and development programs and our business operations, whether due to a loss of our trade secrets, personal information, or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs and divert resources from other efforts. For example, in November 2021, we were alerted to falsified information circulating on social media relating to our planned poster presentation for the Phase 1 dose-escalation portion of the ongoing Phase 1/2 clinical study of OP-1250 at the San Antonio Breast Cancer Symposium. Additionally, the loss or compromise of clinical trial data from completed or future clinical trials could result in delays or revocation of our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture OP-1250, and similar events relating to their computer systems could also have a material adverse effect on our business. We may have insufficient recourse against such third parties, and we may have to expend significant resources to mitigate the impact of such an event, to develop and implement protections to prevent future events of this nature from occurring, and to address other related concerns or issues. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of OP-1250 could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

In addition, in most foreign countries, including a number of EU Member States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of OP-1250 to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for our product. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our product is unavailable or limited in scope or amount, our potential revenues from sales and the potential profitability of OP-1250 in those countries would be negatively affected.

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

We may be subject to a third-party pre-issuance submission of prior art to the USPTO or other jurisdictions, or become involved in post-grant challenges such as opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings, or in litigation, challenging our patent rights, including by challenging the validity or the claim of priority of our patents. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize OP-1250 or any future product candidates we may develop and compete directly with us, without payment to us. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of OP-1250 or any future product candidates we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, including art of which we were unaware, and art which was not raised during prosecution of any of our patent applications. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would significantly impact our business, financial condition, results of operations and prospects. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates or could embolden competitors to launch products or take other steps that could disadvantage us in the marketplace or draw us into additional expensive and time-consuming disputes. Should any of these events occur, it could significantly harm our business, financial condition, results of operations and prospects.

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

Furthermore, if the third-party providers of therapies or therapies in development used in combination with OP-1250 are unable to produce sufficient quantities for clinical trials or for commercialization of OP-1250, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations and prospects. For example, for our Phase 1b clinical study of OP-1250 in combination with KISQALI® (ribociclib) or PIQRAY® (alpelisib), or the Novartis Study Drugs, in patients with metastatic ER+ breast cancer, we entered into a Clinical Collaboration and Supply Agreement with Novartis Institutes for BioMedical Research, Inc., or Novartis, or the Novartis Agreement. Under the terms of the Novartis Agreement, Novartis is providing KISQALI® (ribociclib) and PIQRAY® (alpelisib) for the clinical trial. If Novartis is unable to timely manufacture or provide KISQALI® (ribociclib) or PIQRAY® (alpelisib), or if the Novartis Agreement terminates and we are unable to obtain KISQALI® (ribociclib) or PIQRAY® (alpelisib) on the current terms, our Phase 1b clinical study may be delayed and the cost to us to conduct this trial may significantly increase, which would significantly harm our business, financial condition, results of operations and prospects. For a description of the Novartis Agreement, see the section titled “Business - Clinical Trial Collaboration and Supply Agreement with Novartis” in our Annual Report on Form 10-K.

Our current and anticipated future dependence upon others for the manufacture of OP-1250 or other drugs necessary for the development or commercialization of OP-1250 may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of OP-1250 for clinical trials or our product for patients, if approved, could be delayed or prevented.

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

If we decide to establish collaborations in the future but are not able to establish those collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

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

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2022 to March 3, 2023 has ranged from a low of $2.04 to a high of $9.43. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

●	the timing and results of nonclinical studies and clinical trials of OP-1250 or any future product candidates we may develop or those of our competitors;
●	the success of competitive products or announcements by potential competitors of their product development efforts;
●	regulatory actions with respect to our product candidate or our competitors’ products;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	market conditions in the pharmaceutical and biotechnology sector;
●	changes in the structure of healthcare payment systems;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders; and
●	general geopolitical, macroeconomic, industry and market conditions, including the COVID-19 pandemic and the ongoing conflict between Ukraine and Russia and related sanctions.

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

As of December 31, 2022, we had 40,287,097 shares of common stock outstanding. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

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

Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates was less than $560.0 million measured on the last business day of our second fiscal quarter for the year ending December 31, 2022, we qualify again as a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and presenting reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

New or future changes to tax laws could materially adversely affect our company.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the United States recently passed the Inflation Reduction Act, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. The impact of such changes or future legislation could increase our U.S. tax expense and could have a material adverse impact on our business and financial condition.

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

Our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which holders of our common stock might otherwise receive a premium. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	establish a classified board of directors such that not all members of the board are elected at one time;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from the board;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	prohibit our stockholders from calling a special meeting of our stockholders;
●	prohibit cumulative voting;
●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●	require the approval of the holders of at least 662⁄3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our amended and restated certificate of incorporations or amended and restated bylaws.

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

General risk factors

The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could significantly harm our business, financial condition, results of operations and prospects. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. For example, during August 2020, in connection with the preparation of our financial statements as of and for the years ended December 31, 2019 and 2018, we identified material weaknesses in our control over financial reporting. While we have remediated these material weaknesses and have implemented processes and controls over financial reporting to address the historical internal control deficiencies, there remains risk that future deficiencies may arise. Overall, we will continue with the implementation of additional measures around internal controls, and these will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. If we are unable to avoid future material weaknesses, our operations, financial reporting, or financial results could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

The market price of our common stock has been and may continue to be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation and stockholder derivative actions. We may be the target of these types of litigation and claims in the future. These claims and litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business, financial condition, results of operations and prospects.

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

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.      Properties.

Our corporate headquarters are located in San Francisco, California, where we lease approximately 15,000 square feet of office and laboratory space pursuant to lease agreements that expire between August 2023 and February 2026. We also lease a co-working space in Boston, Massachusetts. We believe that these existing facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders of Record

As of the close of business on March 3, 2023, there were 59 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6.      Reserved.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Annual Report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements” in this Annual Report.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next generation targeted therapies for women’s cancers. Our team has spent the past decade characterizing the structure and function of the estrogen receptor, or ER, a key driver of breast cancer in approximately 75% of patients, in order to develop more potent, oral therapies that completely inactivate this signaling pathway. Our lead product candidate, OP-1250, is a novel oral therapy with combined activity as both a complete ER antagonist, or CERAN, and a selective ER degrader, or SERD, which we believe will drive deeper, more durable responses than existing therapies. OP-1250, both as a monotherapy and in combination with inhibitors of cyclin-dependent kinase 4 and 6, or CDK4/6, demonstrated robust anti-tumor activity in a range of preclinical xenograft models of breast cancer, including in ESR1 and PIK3CA mutations and central nervous system, or CNS, metastasis. In August 2020, we initiated an ongoing Phase 1/2 monotherapy dose escalation and expansion study evaluating OP-1250 for the treatment of recurrent, locally advanced or metastatic ER-positive, or ER+, human epidermal growth factor receptor 2-negative, or HER2-, breast cancer. We reported initial data from the Phase 1a dose escalation portion of this study in November 2021, which provided proof-of-concept for OP-1250 as a monotherapy treatment for ER+/HER2- breast cancer. We reported additional monotherapy data from the Phase 1b dose expansion portion of this study in October 2022 and initiated the Phase 2 portion of the study. We anticipate presenting Phase 2 clinical data for OP-1250 as a monotherapy in the second half of 2023. In 2022, we also initiated Phase 1b/2 dose escalation and expansion studies evaluating OP-1250 in combination with cyclin-dependent kinase or CDK4/6 inhibitors palbociclib and ribociclib and phosphatidylinositol 3-kinase alpha, or PI3Ka inhibitor, alpelisib. In December 2022, we reported initial data from the Phase 1a dose escalation portion of the study in combination with palbociclib which demonstrated combinability including no drug-drug interaction, or DDI, between the two agents. We anticipate presenting results from the Phase 2 clinical study for OP-1250 in combination with palbociclib in the second quarter of 2023 and from the Phase 1b clinical study for OP-1250 in combination with ribociclib in the second half of 2023. In July 2022, we were granted Fast Track designation from the FDA for OP-1250 for patients with ER+/HER2- metastatic breast cancer that has progressed following one or more lines of endocrine therapy with at least one line given in combination with a CDK4/6 inhibitor. Based on the clinical results we have achieved to date, we are advancing OP-1250 through to late stage clinical development both as a monotherapy and in combination with other targeted agents. We own worldwide development and commercialization rights to OP-1250. We believe OP-1250’s oral formulation and dual mechanism of action directly address the limitations of current endocrine therapies, such as fulvestrant and tamoxifen, and position OP-1250 as a potential endocrine therapy of choice for the treatment of ER+ breast cancers. Our goal is to transform the standard of care for women living with cancers by developing more effective therapies that apply our deep understanding and collective expertise in endocrine-driven cancers, nuclear receptor activities and mechanisms of acquired resistance.

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

As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $204.4 million. Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities as of December 31, 2022 will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2025.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $104.8 million and $71.1 million for the years ended December 31, 2022 and 2021, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidate, make potential milestone payments to our licensors, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of December 31, 2022, we had an accumulated deficit of $209.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

●	continue our ongoing and planned research and development of our lead product candidate, OP-1250, for the treatment of ER+ positive breast cancer;
●	initiate nonclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
●	seek to discover and develop additional product candidates and further expand our clinical product pipeline;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	continue to scale up external manufacturing capacity with the aim of securing sufficient quantities to meet our capacity requirements for clinical trials and potential commercialization;
●	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;
●	develop, maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how;
●	acquire or in-license other product candidates and technologies;

●	attract, hire and retain additional clinical, scientific, quality control, and manufacturing management and administrative personnel;
●	add clinical, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;
●	expand our operations in the United States and to other geographies; and
●	incur additional legal, accounting, investor relations and other expenses associated with operating as a public company.

We also expect to increase the size of our administrative function to support the growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, potential milestone payments to our licensors, and our expenditures on other research and development activities.

We will require substantial additional funding to develop our product candidate and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic events such as the COVID-19 pandemic and the ongoing conflict between Ukraine and Russia and related sanctions. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities.

The COVID-19 pandemic continues to evolve. As a result of the COVID-19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical study and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff, which we may experience again in the future for clinical trials, including ongoing clinical trials involving OP-1250 in combination with other therapies. The extent of the impact of the COVID-19 pandemic on our business, operations, development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain, and will depend on factors, including the duration of the COVID-19 pandemic, frequency of outbreaks and the resultant impact on our development activities, planned clinical trial enrollment, future trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We continue to actively monitor the evolving situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. During 2021 and 2022, although we modified our operations and practices due to the COVID-19 pandemic and to comply with federal, state and local requirements, our business, operations and development timelines were not materially adversely affected. In March 2022, we fully re-opened our offices to all employees and continue to comply with protocols implemented by respective health authorities. As a result of the COVID-19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical study and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff. We also experienced subject enrollment timeline delays in a Phase 1b clinical study of OP-1250 in combination with another CDK4/6 inhibitor and with a PI3Ka inhibitor. We may experience these or other continuing impacts of the COVID-19 pandemic in the future. We continue to monitor developments related to COVID-19 and may close our offices again in the future. The extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans in the future, including the resulting impact on our expenditures and capital needs, remains uncertain.

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

Research and development expenses to advance the development of our lead product candidate and nonclinical program were $82.3 million, and $51.1 million for the years ended December 31, 2022, and 2021, respectively.

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance OP-1250 or any other future product candidates we may develop into and through nonclinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for OP-1250 or any other future product candidates we may develop may be affected by a variety of factors including but not limited to: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our OP-1250 or any other future product candidates we may develop. Clinical and nonclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future nonclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast whether OP-1250 or any other future product candidates we may develop may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Our expenditures on current and future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of nonclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

●	the timing and progress of nonclinical and clinical development activities;
●	the number and scope of nonclinical and clinical programs we decide to pursue;
●	our ability to maintain our current research and development programs and to establish new ones;
●	establishing an appropriate safety profile with investigational new drug-enabling toxicology studies;
●	successful patient enrollment in, and the initiation and completion of, clinical trials;

●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	receipt of regulatory approvals from applicable regulatory authorities;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	our ability to establish licensing or collaboration arrangements;
●	the performance of our future collaborators, if any;
●	development and timely delivery of commercial-grade product formulations that can be used in our planned clinical trials and for commercial launch;
●	commercializing the product candidate, if approved, whether alone or in collaboration with others;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	maintaining a continued acceptable safety profile of our products following approval; and
●	obtaining and retaining key research and development personnel.

Any changes in the outcome of any of these factors could significantly impact the costs, timing and viability associated with the development of our product candidates.

General and administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense, for personnel in executive, finance, accounting, business development, legal, human resources, information technology, or IT, and administrative functions. General and administrative expenses also include costs not otherwise included in research and development expenses, including corporate facility costs, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance, and professional fees for legal, patent and consulting services.

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

Total other income

Total other income consists of interest income and other expenses. Interest income primarily consists of interest income on our cash equivalents and marketable securities. Other expense primarily consists of unrealized foreign currency remeasurement gain (loss) and miscellaneous income (expense) not related to operating activities.

Results of operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change
	(in thousands)
Operating expenses:
Research and development	$82,274	$51,100	$31,174
General and administrative	24,714	20,391	4,323
Total operating expenses	106,988	71,491	35,497
Loss from operations	(106,988)	(71,491)	(35,497)
Other income (expense):
Interest income	2,228	442	1,786
Other expense	(27)	(47)	20
Total other income	2,201	395	1,806
Net loss	$(104,787)	$(71,096)	$(33,691)

Research and development expenses

Research and development expenses for the year ended December 31, 2022 were $82.3 million, compared to $51.1 million for the year ended December 31, 2021. The increase of $31.2 million was primarily due to increased spending in (i) advancing the clinical study for our lead product candidate OP-1250 and the associated contract manufacturing costs, (ii) other nonclinical research and discovery program costs, including the $8.0 million upfront payment in connection with the Aurigene Agreement, and (iii) personnel-related costs due to increased headcount, including non-cash stock-based compensation expense increase of $3.1 million.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2022 were $24.7 million, compared to $20.4 million for the year ended December 31, 2021. The increase of $4.3 million was primarily due to increased spending in (i) personnel-related expenses due to higher headcount, and (ii) public company-related costs, including legal compliance and other corporate costs.

Other income

Other income for the year ended December 31, 2022 was $2.2 million, compared to $0.4 million expense for the year ended December 31, 2021. The increase of $1.8 million was primarily due to an increase in interest income from our marketable securities.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $104.8 million and $71.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had $204.4 million in cash, cash equivalents and marketable securities and an accumulated deficit of $209.0 million. We had no debt outstanding as of December 31, 2022. Through December 31, 2022, we had received aggregate gross proceeds of $393.2 million from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, and the sale of stock through the 2020 Employee Stock Purchase Plan (“2020 ESPP”).

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of OP-1250 and other nonclinical research and development programs. We expect that our research and development and general and administrative costs will increase in connection with conducting clinical trials and additional nonclinical programs for our current and future research programs and product candidates, contracting with CMOs to support clinical trials and other nonclinical programs, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

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

Future funding and material cash requirements

To date, we have not generated any revenue from product sales. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if at all, that will occur. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, make potential milestone payments to our licensors, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant commercialization expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.

We expect our cash, cash equivalents and marketable securities as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2025 at which point we would need to obtain substantial additional funding in connection with our continuing operations.

The following table presents our material cash requirements for future periods:

	Material cash requirements due by period
	Less than 1	More than 1
(in thousands)	year	year	Total
Operating leases(1)	$1,185	$1,690	$2,875
(1)	We conduct our research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. We have contractual arrangements in the normal course of business with these parties, however, our contracts with them are cancelable generally on reasonable notice within one year and our obligations under these contracts are primarily based on services performed. We included certain contracts that have significant cancellation penalties and are material, which make the continuation of these arrangements reasonable.

In addition, under the Aurigene Agreement, we have payment obligations that are contingent upon future events such as the achievement of specified development, regulatory and commercial milestones. Financial terms of the Aurigene Agreement include potential future milestone payments of up to $60.0 million in clinical development and regulatory milestones, and up to $370.0 million in commercial milestones. Aurigene is also eligible to receive mid-single digit to the low double digit royalties on product sales, if any. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 12 to our audited consolidated financial statements.

We also enter into contracts in the normal course of business with CROs and clinical sites for the conduct of clinical trials, non-clinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(82,065)	$(50,690)
Net cash provided by (used in) investing activities	91,479	(275,438)
Net cash provided by financing activities	476	1,391
Net increase (decrease) in cash and cash equivalents	$9,890	$(324,737)

Operating activities

Net cash used in operating activities during the year ended December 31, 2022 consisted primarily of our net loss of $104.8 million, partially offset by non-cash charges of $18.4 million and a net increase of $4.3 million in net operating assets and liabilities. The net loss consisted primarily of $82.3 million in research and development expenses and $24.7 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation of $18.8 million, depreciation and amortization expenses of $0.4 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $1.3 million. These non-cash expenses were partially offset by net discount accretion on our marketable securities of $0.8 million. The change in operating assets and liabilities was primarily due to (i) an increase of $7.0 million in other current liabilities, and (ii) an increase of $0.4 million in accounts payable, which is primarily resulted from timing of invoicing by vendors and related payments. The changes are partially offset by (i) an increase of $2.0 million in prepaid expenses and other current assets, and (ii) an increase of $1.1 million in other assets mostly due to vendor deposits paid for clinical studies.

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

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2022 was predominately due to maturities of marketable securities which was partially offset by the purchase of marketable securities.

Net cash used in investing activities during the year ended December 31, 2021 was predominately due to purchases of marketable securities which was financed through the proceeds from the IPO and convertible preferred stock sale, and purchases of equipment, partially offset by the maturities of marketable securities.

Financing activities

Net cash provided by financing activities during the year ended December 31, 2022 consisted of $0.3 million and $0.1 million in net proceeds from the sale of our common stock under the 2020 ESPP and the exercise of stock options, respectively.

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

Smaller reporting company

Because our annual revenue was less than $100.0 million in 2022 and the market value of our voting and non-voting common stock held by non-affiliates was less than $700.0 million measured on the last business day of our second fiscal quarter in 2022, we qualify as a “smaller reporting company” as defined in the Exchange Act. We took advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and presenting reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Recently issued accounting pronouncements

See Note 2 to our consolidated financial statements contained in this Annual Report for a description of recent accounting pronouncements applicable to our consolidated financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2022 and 2021, we had cash, cash equivalents and marketable securities of $204.4 million and $287.3 million, respectively. We generally hold our cash in interest-bearing bank accounts and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

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

Olema Pharmaceuticals, Inc.
Index to consolidated financial statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Olema Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Olema Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Clinical Trial Accrual
Description of the Matter

As discussed in Note 2 in the consolidated financial statements, the Company enters into contracts with clinical research organizations (CROs) to conduct clinical services on their behalf. Judgments and estimates are required to determine the amounts accrued for estimated ongoing research and development costs. The Company analyzes the progress of the studies or clinical trials, including the phase or completion of activities, invoices received and contracted costs.

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

How We Addressed the Matter in Our Audit

To test the clinical trial accrual, our audit procedures included, among others, reading a sample of the Company’s agreement contracts with the CROs to understand key financial and contractual terms and testing the accuracy and completeness of the underlying data used in the accrual computations. We also evaluated management’s estimates of the vendor’s progress for a sample of clinical trials by inquiring of the Company’s operations personnel overseeing the clinical trials and obtaining information directly from third party vendors regarding their estimate of costs that have been incurred through December 31, 2022.  We analyzed the data underlying the accrual balance to evaluate the impact of reasonable changes in the data on the recorded amount of the clinical trial accrual. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2020.

Iselin, New Jersey

March 9, 2023

Olema Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except for share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$23,702	$13,812
Marketable securities	180,719	273,438
Prepaid expenses and other current assets	4,478	3,435
Total current assets	208,899	290,685
Property and equipment, net	1,480	1,474
Operating lease right-of-use assets	2,495	3,246
Other assets	2,771	540
Total assets	$215,645	$295,945

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$374	$23
Operating lease liabilities, current	1,015	931
Other current liabilities	15,160	8,065
Total current liabilities	16,549	9,019
Operating lease liabilities, net of current portion	1,550	2,358
Total liabilities	18,099	11,377
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2022 and December 31, 2021; no shares issued and outstanding as of December 31, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 40,601,648 and 40,337,046 shares issued as of December 31, 2022 and December 31, 2021, respectively; 40,287,097 and 39,797,263 shares outstanding as of December 31, 2022 and December 31, 2021, respectively.	3	3
Additional paid-in capital	408,333	388,904
Accumulated other comprehensive loss	(1,813)	(149)
Accumulated deficit	(208,977)	(104,190)
Total stockholders’ equity	197,546	284,568
Total liabilities and stockholders’ equity	$215,645	$295,945

See accompanying notes to the consolidated financial statements.

Olema Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except for share and per share amounts)

	Years Ended December 31,
	2022	2021
Operating expenses:
Research and development	$82,274	$51,100
General and administrative	24,714	20,391
Total operating expenses	106,988	71,491
Loss from operations	(106,988)	(71,491)
Other income (expense):
Interest income	2,228	442
Other expense	(27)	(47)
Total other income	2,201	395
Net loss	$(104,787)	$(71,096)
Net loss per share, basic and diluted	$(2.62)	$(1.80)
Weighted average shares used to compute net loss per share, basic and diluted	39,995,460	39,524,272

	Years Ended December 31,
	2022	2021
Net loss	$(104,787)	$(71,096)
Other comprehensive loss:
Net unrealized loss on marketable securities	(1,664)	(149)
Total comprehensive loss	$(106,451)	$(71,245)

See accompanying notes to the consolidated financial statements.

Olema Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except for share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	39,308,238	3	371,228	—	(33,094)	338,137
Vesting of early exercised stock options	79,608	—	372	—	—	372
Vesting of restricted stock awards	242,109	—	—	—	—	—
Exercise of stock options	126,937	—	670	—	—	670
Issuance of shares under the ESPP plan	40,371	—	721	—	—	721
Stock-based compensation expense	—	—	15,680	—	—	15,680
ESPP expense	—	—	233	—	—	233
Net unrealized loss on marketable securities	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	(71,096)	(71,096)
Balances at December 31, 2021	39,797,263	$3	$388,904	$(149)	(104,190)	$284,568
Vesting of early exercised stock options	27,958	—	124	—	—	124
Vesting of restricted stock awards	197,274	—	—	—	—	—
Exercise of stock options	87,490	—	146	—	—	146
Issuance of shares under the ESPP plan	177,112	—	330	—	—	330
Stock-based compensation expense	—	—	18,453	—	—	18,453
ESPP expense	—	—	376	—	—	376
Net unrealized loss on marketable securities	—	—	—	(1,664)	—	(1,664)
Net loss	—	—	—	—	(104,787)	(104,787)
Balances at December 31, 2022	40,287,097	$3	$408,333	$(1,813)	(208,977)	$197,546

See accompanying notes to the consolidated financial statements.

Olema Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(104,787)	$(71,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	357	163
Non-cash lease expense	1,301	1,224
Premium amortization and discount accretion on marketable securities, net	(787)	276
Stock-based compensation expense, including ESPP expense	18,829	15,913
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,959)	(40)
Other assets	(1,114)	(30)
Accounts payable	351	(683)
Other current liabilities	7,018	4,571
Operating lease liabilities	(1,274)	(988)
Net cash used in operating activities	(82,065)	(50,690)
Cash flows from investing activities:
Purchase of equipment	(363)	(1,575)
Maturities of marketable securities	305,502	213,104
Purchases of marketable securities	(213,660)	(486,967)
Net cash provided by (used in) investing activities	91,479	(275,438)
Cash flows from financing activities:
Proceeds from exercise of stock options	146	670
Proceeds from issuance of common stock under the ESPP plan	330	721
Net cash provided by financing activities	476	1,391
Net increase (decrease) in cash and cash equivalents	9,890	(324,737)
Cash and cash equivalents at beginning of period	13,812	338,549
Cash and cash equivalents at end of period	$23,702	$13,812
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of prepaid expenses and other current liabilities into other assets	$1,117	$—
Vesting of early exercised stock options	$124	$372

See accompanying notes to the consolidated financial statements.

Olema Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.    Nature of the Business and Basis of Presentation

Olema Pharmaceuticals, Inc. (“Olema” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next-generation targeted therapies for women’s cancers. The Company is initially focused on developing therapies for the treatment of breast cancer. The Company’s wholly owned, lead product candidate, OP-1250, is a novel oral therapy with combined activity as both a complete estrogen receptor (“ER”) antagonist (“CERAN”) and a selective ER degrader (“SERD”). It is currently being evaluated as a single agent in an ongoing Phase 1/2 clinical study, and in Phase 1b/2 combination with palbociclib, ribociclib, and alpelisib, in patients with recurrent, locally advanced or metastatic estrogen receptor-positive (“ER+”), human epidermal growth factor receptor 2-negative (“HER2-“) breast cancer.

The Company is located in San Francisco, California and was incorporated in Delaware on August 7, 2006 under the legal name of CombiThera, Inc. and on March 25, 2009 was renamed Olema Pharmaceuticals, Inc. The Company’s principal operations are based in San Francisco, California, and has operations in Cambridge, Massachusetts. Olema Oncology Australia Pty Ltd was incorporated on January 6, 2021 and is a wholly-owned subsidiary of the Company (collectively with Olema Pharmaceuticals, Inc. referred to as “Olema” or the “Company” herein). It operates in one business segment and therefore has only one reportable segment. The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of COVID-19 and other geopolitical and macroeconomic events, such as the COVID-19 pandemic and the ongoing conflict between Ukraine and Russia and related sanctions, the ability to secure additional capital to fund operations and commercial success of its product candidates. OP-1250 and any future product candidates the Company may develop will require extensive nonclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

The Company had $204.4 million of cash, cash equivalents and marketable securities at December 31, 2022, which management believes is sufficient to fund its operating expenses and capital expenditure requirements into 2025.

Impact of COVID-19 and Other Geopolitical and Macroeconomic Events

The extent of the impact of the COVID-19 pandemic on the Company’s business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration of the outbreak and its impact on the Company’s development activities, planned clinical trial enrollment, future trial sites, contract research organizations (“CROs”), third-party manufacturers, and other third parties with whom the Company does business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. During 2021 and 2022, although the Company modified its operations and practices due to the COVID-19 pandemic and to comply with federal, state and local requirements, its business, operations and development timelines were not material adversely affected. In October 2021, the Company re-opened its offices to administrative employees, however due to the resurgence of cases relating to the spread of the Delta and Omicron variants, the Company continued to limit access to its offices. In March 2022, the Company fully re-opened its offices to all employees and continues to comply with protocols implemented by respective health authorities. As a result of the COVID-19 pandemic, we experienced some delays in setting up our current Phase 1/2 clinical study and in clinical site initiation, including delays in recruiting clinical site investigators and clinical site staff. We also experienced subject enrollment timeline delays in a Phase 1b clinical study of OP-1250 in combination with another CDK4/6 inhibitor and with a PI3Ka inhibitor. We may experience these or other continuing impacts of the COVID-19 pandemic in the future. The Company continues to monitor developments related to COVID-19 and may close its offices again in the future. The extent to which the COVID-19 pandemic may affect the Company’s business, operations and development timelines and plans in the future, including the resulting impact on its expenditures and capital needs, remains uncertain.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding financial reporting, and the instructions to Form 10-K and Article 10 of Regulation S-X. These consolidated financial statements include the accounts of Olema Pharmaceuticals, Inc. and its wholly owned subsidiary, Olema Oncology Australia Pty Ltd. All intercompany balances and transactions have been eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. Cash deposits are all in reputable financial institutions in the United States as of December 31, 2022 and 2021. Cash and cash equivalents consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U.S. dollars and Australian dollars and investments in interest bearing money market funds.

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

The Company elected to not apply the recognition requirements of Topic 842 to short-term leases with terms of 12 months or less. Additional information and disclosures required by Topic 842 are contained in Note 11 “Lease”.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop product candidates. These costs are recorded within research and development expenses in the consolidated statements of operations and include personnel expenses, stock-based compensation expenses, allocated general and administrative expenses, and external costs including fees paid to consultants and CROs and contract manufacturing organizations (“CMOs”), in connection with nonclinical studies and clinical trials, and other related clinical trial fees, such as for investigator fees, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses and other current assets. Such amounts are recognized as an expense as the goods are delivered or the related services are performed.

Costs incurred in obtaining technology licenses that do not meet the definition of a business are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

Reimbursements of certain costs associated with research activities performed under the agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) are recorded as a reduction of research and development expenses, as described in Note 12, Commitments and Contingencies – Clinical Collaboration and Supply Agreement.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The useful lives of equipment are as follows:

Estimated Useful Lives
Lab equipment	5 – 7 years
Computer equipment	5 years

When assets are sold or retired, the cost and related accumulated depreciation are removed from the balance sheets, with any resulting gain or loss recorded in operating expenses in the statements of operations and comprehensive loss. Costs of repairs and maintenance are expensed as incurred.

Income Taxes

Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements. In estimating future tax consequences, the Company considers all expected future events other than enactment of changes in tax laws or rates. A valuation allowance is recorded, if necessary, to reduce net deferred tax assets to their realizable values if management does not believe it is more likely than not that the net deferred tax assets will be realized. As of December 31, 2022 and 2021, the Company has recorded full valuation allowance against its net deferred tax assets.

The Company had no unrecognized tax benefits for the years ended December 31, 2022 and 2021, respectively. The Company may be subject to U.S. Federal, state, and local tax examinations by tax authorities for years before 2022, which may include adjustments to carry-forward attributes (see Note 9, “Income Taxes”).

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss for each period presented. Other comprehensive loss represents net unrealized loss on marketable securities.

Stock-Based Compensation

Stock-based compensation cost, including grants of stock options and restricted stock awards issued under the Company’s equity incentive plans and ESPP, is measured at the grant date based on the estimated fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation cost for performance-based restricted stock unit awards issued under the Company’s equity incentive plan is measured at the grant date based on the estimated fair value of the award, which is based on the closing stock price on the grant date, and is recognized as an expense when the Company determines that it is probable that the performance goals will be achieved, which the Company assess on a quarterly basis. The Company recognizes stock compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model. The Company estimates volatility using stock prices of peer companies and its historical data, risk-free rates using the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term, and dividend yield using the Company’s expectations and historical data. The Company uses the simplified method to calculate the expected term of employee stock option grants. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option. For awards with graded vesting, in which specified tranches of the options vest on different dates, the Company uses a single weighted average expected life to value the entire award, which is equal to the average of the weighted average vesting period of the award and the contractual term of the award. Equity instruments issued to nonemployees are recorded at their fair value on the grant date and without subsequent remeasurement. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest, including awards with graded vesting. As part of the requirements of ASC 718, the Company has elected to account for forfeitures of stock option grants as they occur.

Foreign Currency Transactions

The functional currency of Olema Oncology Australia Pty Ltd, the Company’s wholly-owned subsidiary, is the U.S. dollar. Accordingly, all monetary assets and liabilities of the subsidiary are remeasured into U.S. dollars at the current period-end exchange rates and non-monetary assets are remeasured using historical exchange rates. Income and expense elements are remeasured to U.S. dollars using the average exchange rates in effect during the period. Remeasurement gains and losses are recorded as other income (expense) on the consolidated statements of operations.

The Company is subject to foreign currency risk with respect to its clinical and manufacturing contracts denominated in currencies other than the U.S. dollar, predominantly the Australian dollar and the Euro. Payments on contracts denominated in foreign currencies are made at the spot rate on the day of payment. Changes in the exchange rate between billing dates and payment dates are recorded within other income (expense) on the consolidated statements of operations.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss per common share by the weighted average number of common shares outstanding for the period without consideration of common stock equivalents. Diluted net loss per common share is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities, and by dividing the diluted net loss by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, including unvested early exercised options, unvested restricted stock awards, unvested performance-based restricted stock unit awards, contingently issuable common stock related to the 2020 Employee Stock Purchase Plan (the “ESPP”) are considered potential dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Recent Accounting Pronouncements

There were no new accounting pronouncements that were relevant to the Company as of and for the year ended December 31, 2022.

3.    Fair Value Measurement

The Company assesses the fair value of financial instruments based on the provisions of ASC 820, Fair Value Measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$7,273	$—	$—	$7,273
Money market funds	16,549	—	—	16,549
Commercial paper	—	83,188	—	83,188
U.S. government treasury bills	77,025	—	—	77,025
Government-sponsored enterprise securities	—	20,507	—	20,507
Total	$100,847	$103,695	$—	$204,542

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$23,822	$—	$—	$23,822
Short-term marketable securities (<12 months to maturity)	182,533	17	(1,830)	180,720
Long-term marketable securities (>12 months to maturity)	—	—	—	—
Total	$206,355	$17	$(1,830)	$204,542

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

There were five marketable securities that have been in a consecutive loss position for more than 12 months as of December 31, 2022. They had $0.3 million unrealized loss with a fair value of $12.7 million as of December 31, 2022. The Company does not believe that the total unrealized losses of $1.8 million as of December 31, 2022 are credit related but are rather a reflection of current market yields and/or current marketplace bid/ask spreads. During the years ended December 31, 2022 and 2021, respectively, the Company did not recognize any other-than-temporary impairment loss. As of December 31, 2022, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

As of December 31, 2022, all of the Company’s cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U. S. dollars and Australian dollars.

4.    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Lab equipment	$2,002	$1,639
Computer equipment	59	59
Property and equipment, gross	2,061	1,698
Less: Accumulated depreciation	(581)	(224)
Property and equipment, net	$1,480	$1,474

5.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Prepaid insurance	$1,738	$1,766
Reimbursable research and development costs from a collaboration partner	1,387	—
Prepaid clinical trial costs	506	916
Prepaid subscriptions and licenses	399	291
Interest receivable	319	130
Prepaid research contracts	12	239
Other	117	93
Total	$4,478	$3,435

6.   Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accrued research and development related costs	$9,105	$2,645
Accrued employee bonuses	4,518	3,752
Accrued professional fees	1,091	1,011
Accrued payroll related costs	296	191
Early exercise of unvested stock options	82	206
Accrued taxes	67	88
Other	1	172
Total	$15,160	$8,065

7.    Common Stock

As of each of the balance sheet dates below, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31,	December 31,
	2022	2021
Options outstanding under the 2014 Stock Plan (1)(2)	2,332,441	2,447,889
Options outstanding under the 2020 Equity Incentive Plan	5,332,617	3,320,139
Options outstanding under the 2022 Inducement Plan	719,800	—
Shares available for future grant under the 2020 Equity Incentive Plan and the 2022 Inducement Plan	1,392,584	818,010
Available for the 2020 Employee Stock Purchase Plan	1,018,000	791,742
Unvested performance-based restricted stock unit awards outstanding under the 2020 Equity Incentive Plan	710,000	—
Unvested restricted stock awards outstanding under the 2014 Stock Plan	295,911	493,185
	11,801,353	7,870,965
(1)	Balance as of December 31, 2022 includes 18,640 unvested early exercised stock options (see Note 8, “Stock-Based Compensation”).
(2)	Balance as of December 31, 2021 includes 46,598 unvested early exercised stock options (see Note 8, “Stock-Based Compensation”).

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

In 2020, the Company’s Board of Directors and stockholders approved and adopted the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan permits the grant of options, restricted stock awards, stock appreciation rights, restricted stock unit awards, performance awards, and other awards. The maximum number of shares of common stock that may be issued under the 2020 Plan will not exceed 6,494,510 shares of the Company’s common stock, which is the sum of (i) 2,152,080 new shares, plus (ii) an additional number of shares not to exceed 4,342,430 shares, consisting of any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Company’s 2014 Plan that, on or after the 2020 Plan becomes effective, terminate or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2020 Plan automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2021 and continuing through January 1, 2030, in an amount equal to the lesser of (1) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s board of directors no later than December 31 of the immediately preceding year.

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	December 31,	December 31,
	2022	2021
Risk-free interest rate	1.99%	0.95%
Expected term (in years)	6.03	5.97
Expected volatility	79.71%	77.55%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan, the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	5,768,028	$15.99	8.82	$11,365
Granted	3,293,640	5.53	—	—
Exercised(1)	(115,448)	3.06	—	—
Forfeited	(561,362)	23.64	—	—
Outstanding as of December 31, 2022(2)	8,384,858	$8.59	8.30	$262

Options vested and exercisable as of December 31, 2022	3,270,694	$10.21	7.79	$215
Options expected to vest as of December 31, 2022	5,114,164	$7.56	8.63	$47
(1)	Exercised amount includes vesting of early exercised options.
(2)	Balance as of December 31, 2022 includes 18,640 unvested early exercised stock options.

The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2022 and 2021 was $3.83 and $21.87, respectively. For the years ended December 31, 2022 and 2021, there were 1,670,701 and 1,286,729 shares vested, respectively. The weighted-average grant date fair value per share of options vested during the years ended December 31, 2022 and 2021 was $6.76 and $7.48, respectively. The total fair value of options vested during the years ended December 31, 2022 and 2021 was $11.3 million and $10.9 million, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $0.3 million and $0.7 million, respectively.

As of December 31, 2022, the total unrecognized compensation expense related to unvested options was $34.7 million, which the Company expects to recognize over an estimated weighted average period of 2.54 years.

Early Exercise of Stock Options

In September 2020, one employee and one non-employee paid $0.6 million to early exercise 135,525 options with exercise prices ranging from $4.406 per share to $4.824 per share. As of December 31, 2022, 116,885 of such shares had vested with the remaining shares vesting over their respective terms. The terms of the 2014 Plan permit certain option holders to exercise options before their options are vested, subject to certain limitations. The early exercised options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. Such shares are not deemed to be outstanding for accounting purposes until they vest and are therefore excluded from shares outstanding and from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. A liability is recognized related to the cash proceeds of the unvested options and is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $0.1 million in other current liabilities as of December 31, 2022.

Restricted Stock Awards

In June 2020, the Company granted to certain employees 789,095 shares of restricted common stock (the “RSAs”) under the 2014 Plan as consideration for services with a deemed value of $2.40 per share, or $1.9 million. The following table summarizes the restricted stock activity under the Plan during the year ended December 31, 2022:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock as of December 31, 2021	493,185	$2.40
Granted	—
Vested	(197,274)	2.40
Forfeited	—
Unvested restricted stock as of December 31, 2022	295,911	$2.40

The total grant date fair value of the RSAs vested during the year ended December 31, 2022, was $0.5 million. As of December 31, 2022, the total unrecognized compensation expense related to unvested RSAs was $0.7 million, which the Company expects to recognize over an estimated weighted average period of 1.5 years.

Performance-Based Restricted Stock Unit Awards

In November 2022, the Company granted to certain employees 710,000 shares of performance-based restricted stock unit awards (the “PSUs”) under the 2020 Plan as consideration for services subject to performance conditions with a fair value based on the closing price of the underlying common stock on the date of grant. Pursuant to the terms of the PSUs, 65% of each PSU vests upon certification by the Compensation Committee of the Company of achieving a pre-determined performance goal by June 30, 2024, and 35% of each PSU vests upon certification by the Compensation Committee of the Company of achieving a pre-determined performance goal by June 30, 2024.

Expense recognition for PSUs commences when it is determined that attainment of the performance goal is probable or met. As of December 31, 2022, it was determined that the performance goals were not yet met, and therefore, the Company recorded zero stock-based compensation expense related to the PSUs for the year ended December 31, 2022.

2020 Employee Stock Purchase Plan (“2020 ESPP”)

In 2020, the Company’s board of directors and stockholders approved and adopted the 2020 ESPP. The 2020 ESPP permits eligible employees who elect to participate in an offering under the 2020 ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the 2020 ESPP. The price of the common stock purchased under the 2020 ESPP is equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Each offering period is not to exceed 27 months and will include one or more purchase periods (each a “Purchase Period”) as approved by the Company’s board of directors in the offering. The current offering period will consist of two (2) six-month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the 2020 ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” A total of 430,416 shares of common stock were initially reserved for issuance pursuant to the 2020 ESPP.

The 2020 ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the 2020 ESPP. Stock-based compensation expense related to the 2020 ESPP was $0.4 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, including the RSAs, the 2020 Plan, the 2022 Inducement Plan, and the 2020 ESPP was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2022	2021
Research and development	$12,462	$9,346
General and administrative	6,367	6,567
Total	$18,829	$15,913

9.  Income Taxes

The reconciliation of the Federal statutory income tax (provision) benefit to the Company’s effective income tax provision is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Federal statutory income tax	$21,927	$14,930
State income taxes, net of federal tax benefit	6,684	25
Permanent differences in non-tax-deductible executive compensation	(1,952)	(1,092)
Permanent differences in foreign jurisdiction	(450)	—
Permanent differences others	(608)	(105)
Foreign research and development tax credit	624	—
Other deferred items	(308)	158
Rate changes	(28)	—
Valuation allowance	(25,890)	(13,916)
Net expense for income taxes	$(1)	$—

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities at December 31, 2022 and 2021 comprised the following (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$27,449	$17,889
Capitalized research and development	14,992	—
Equity compensation	4,786	2,530
Other	541	959
Total deferred tax assets	$47,768	$21,378
Deferred tax liabilities:
Fixed assets	$(341)	$(310)
Total deferred tax liabilities	(341)	(310)
Valuation allowance	(47,427)	(21,068)
Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a valuation allowance of $47.4 million and $21.1 million at December 31, 2022 and 2021, respectively. The change in the valuation allowance for the year end December 31, 2022 was an increase of $26.4 million.

At December 31, 2022 and 2021, the Company had Federal net operating losses (NOLs) of approximately $115.0 million and $81.8 million, and state NOLs of $47.5 million and $10.4 million, respectively. As a result of the Tax Act, as modified by the CARES Act, for U.S. income tax purposes, NOLs generated in tax years beginning before January 1, 2018 can still be carried forward for up to 20 years, but net operating losses generated for tax years beginning after December 31, 2017 carryforward indefinitely and can be used to offset taxable income, but the deductibility of such Federal NOLs may be limited to 80% of current year taxable income for tax years beginning on or after December 31, 2022. Of the total Federal net operating loss of $115.0 million, $3.3 million will begin to expire in 2032 and $111.7 million will not expire. The state NOL carryover of $47.5 million will begin to expire in 2032.

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

The Company’s valuation allowance increased during the years ended December 31, 2022 and 2021 due primarily to the generation of net operating losses, as follows (in thousands):

	Years Ended December 31,
	2022	2021
Valuation allowance at beginning of year	$21,068	$7,231
Increase recorded to provision for income taxes	26,359	13,837
Valuation allowance at end of year	$47,427	$21,068

The Company has not incurred any material interest or penalties as of the current reporting date with respect to income tax matters. The Company is subject to U.S. Federal and state income taxes. The Federal and state income tax returns for tax years prior to 2022 may remain open to examination as carry-forward attributes generated prior may be adjusted upon examination.

10.  Net Loss Per Common Share

Net Loss Per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2022	2021
Numerator:
Net loss	$(104,787)	$(71,096)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	39,995,460	39,524,272
Net loss per share, basic and diluted	$(2.62)	$(1.80)

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Years Ended December 31,
	2022	2021
Unvested restricted common stock	295,911	493,185
Unvested performance-based restricted stock units	710,000	—
Options to purchase common stock	8,384,858	5,768,028
Employee stock purchase plan contingently issuable	79,153	17,110
	9,469,922	6,278,323

Included in the potentially dilutive options to purchase common stock are 18,640 unvested stock options that were early exercised by an employee and a non-employee in September 2020 (see Note 8, “Stock-Based Compensation”). The Company determined the early exercises to be non-substantive as the shares were subject to repurchase rights. Accordingly, the Company has excluded these shares from the calculation of basic and diluted net loss per share for the years ended December 31, 2022 and 2021.

11.  Lease

The Company leases certain of its facilities under non-cancellable operating leases expiring at various dates through 2026.

On June 1, 2013, the Company entered into a management services agreement with MandalMed, Inc. (“MandalMed”) (the “MandalMed Services Agreement”) to have access to and use a portion of approximately 5,762 square feet of space for the use of laboratory benches, lab equipment, office space, and administrative and facilities services. The Company subsequently entered into six amendments to extend the agreement term to November 2023. As part of the sixth amendment, the Company gained access to use additional space of approximately 2,130 square feet (the “Additional Space”) for a three year period commencing on December 1, 2020 and ending on November 30, 2023. According to the terms of the MandalMed Services Agreement, the Company paid a security deposit of less than $0.1 million and is required to pay monthly rent and common area charges.

On August 27, 2020, the Company entered into a lease agreement with 512 2nd Street LLC to lease approximately 3,500 square feet of office space in San Francisco, California (the “Office Space Lease Agreement”). The Office Space Lease Agreement is for a period of two years commencing on September 1, 2020 and ending August 31, 2022. In April 2022, the Company extended the Office Space Lease Agreement up to August 31, 2023 and has one year renewal option to extend the term up to August 31, 2024. According to the terms of the Office Space Lease Agreement, the Company paid a $0.1 million security deposit and is required to pay monthly rent and common area charges. The extension of the lease term was accounted for as a modification under Topic 842 and the Company recorded additional ROU asset and lease liability of $0.3 million and $0.3 million, respectively, in the consolidated financial statements.

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

The following table summarizes total lease expense during the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Straight-line operating lease expense	$1,301	$1,224
Variable lease expense	248	64
Short-term lease expense	49	112
Total operating lease expense	$1,598	$1,400

The following table summarizes supplemental cash flow information during the year ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$1,274	$988
ROU asset obtained in exchange for a new operating lease liability	297	3,152

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of December 31, 2022 (in thousands):

Years Ended December 31,
2023	$1,185
2024	799
2025	822
2026	69
2027	—
Thereafter	—
Total future minimum lease payments	2,875
Less: Interest	(310)
Total lease liabilities at present value	2,565
Lease liabilities, current	1,015
Lease liabilities, non-current	$1,550

The following table summarizes lease term and discount rate as of December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Weighted-average remaining lease term (years)	2.73	3.63
Weighted-average discount rate	8.70%	8.65%

12.  Commitments and Contingencies

Clinical Collaboration and Supply Agreement

On July 22, 2020, the Company entered into a non-exclusive clinical collaboration and supply agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) (the “Novartis Agreement”). The collaboration is focused on the evaluation of the safety, tolerability and efficacy of OP-1250 in combination with Novartis’ proprietary CDK4/6 inhibitor Kisqali® (ribociclib) and/or Novartis’ proprietary PI3Ka inhibitor Piqray® (alpelisib) (collectively the “Novartis Study Drugs”) as part of the Company’s planned Phase 1b clinical study of OP-1250 in patients with metastatic estrogen receptor-positive breast cancer. The Company will be responsible for the conduct of the clinical trials for the combined therapies in accordance with a mutually agreed development plan. As part of the collaboration, the parties granted to each other a non-exclusive, royalty- free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

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

Costs associated with research activities performed under the agreement are included in research and development expenses in the accompanying consolidated financial statements, with any reimbursable costs from Novartis reflected as a reduction of such expenses. For the year ended December 31, 2022, costs reimbursable from Novartis were $1.4 million. As of December 31, 2022, the receivable due from Novartis was $1.4 million, which is recorded under prepaid expenses and other current assets in the accompanying consolidated financial statements. There was no such cost incurred as of and for the year ended December 31, 2021.

Clinical Trial Agreement

In November 2020, the Company entered into a non-exclusive clinical trial agreement with Pfizer Inc. (“Pfizer”) (the “Pfizer Agreement”), to evaluate the safety and tolerability of OP-1250 in combination with Pfizer’s proprietary CDK4/6 inhibitor IBRANCE® (palbociclib) in patients with recurrent, locally advanced or metastatic ER+, HER2- breast cancer in a clinical trial. Under the terms of the non-exclusive agreement, the Company will be responsible for conducting the clinical trial for the combined therapies and Pfizer is responsible for supplying IBRANCE® to the Company at no cost to the Company. As part of the collaboration, the parties granted to each other a non-exclusive, royalty- free license under certain of the parties’ respective patent rights in the combination of IBRANCE® and OP-1250 to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection to the Pfizer Agreement are included in the research and development expense in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, and 2021.

License Agreement

In June 2022, the Company entered into an exclusive global license agreement with Aurigene Discovery Technologies Limited (“Aurigene”) to research, develop and commercialize novel small molecule inhibitors of an undisclosed oncology target (“the Aurigene Agreement”).

Under the terms of the Aurigene Agreement, Aurigene will provide to the Company an exclusive license to its portfolio of novel small molecule inhibitors of the target. Financial terms of the Aurigene Agreement include a $8.0 million upfront payment for rights to a pre-existing Aurigene program and potential future milestone payments of up to $60.0 million in clinical development and regulatory milestones, and up to $370.0 million in commercial milestones. Aurigene is also eligible to receive mid-single digits to the low double digits royalties on product sales, if any. During the research term, the Company will contribute funding to Aurigene to facilitate Aurigene’s ongoing discovery efforts. The Company and Aurigene will jointly direct further preclinical work and, if successful, the Company will lead clinical development as well as regulatory and commercial activities. The Company and Aurigene jointly own collaboration compounds and rights to any inventions made during the research term.

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

The $8.0 million upfront payment was incurred in June 2022 and recorded as research and development expense in the accompanying consolidated statements of operations and comprehensive loss. Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as research and development expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be accrued as a provision to cost of sales in the period when achievement of respective milestone target is probable. As of December 31, 2022, it was determined that it is not probable to achieve any of the milestone target, and therefore, the Company recorded zero expense related to the milestone for the year ended December 31, 2022.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of December 31, 2022, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 31, 2022 and 2021, respectively, the Company had not incurred any material costs as a result of such indemnifications.

13. Subsequent Event

On March 9, 2023, the Company announced a corporate restructuring and portfolio prioritization to focus its resources on the late-stage clinical development of OP-1250 for the treatment of ER+ / HER2- metastatic breast cancer. As part of this restructuring, the Company’s workforce will be reduced by approximately 25%, affecting employees across research, early development, and general and administrative functions in the Company.

This workforce reduction is expected to be completed by the end of the first quarter of 2023. Affected employees will be eligible to receive severance and other benefits, contingent upon such employee’s execution and the effectiveness of a separation agreement, which includes a general release of claims against the Company.  The Company estimates that these severance and other costs will result in a one-time accounting charge of approximately $2.8 million in the first quarter of 2023, $2.7 million of which is attributable to cash expenditures expected to be paid in the same quarter. The charges that the Company expects to incur in connection with the restructuring are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Operating and Financial Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022 based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation to minimize the impact to the design and operating effectiveness of our internal controls.

Item 9B.    Other Information.

Costs Associated with Exit or Disposal Activities

On March 9, 2023, we announced a corporate restructuring and portfolio prioritization to focus our resources on the late-stage clinical development of OP-1250 for the treatment of ER+/HER2- metastatic breast cancer. As part of this restructuring, our workforce will be reduced by approximately 25%, affecting employees across research, early development, and general and administrative functions.

This workforce reduction is expected to be completed by the end of the first quarter of 2023. Affected employees will be eligible to receive severance and other benefits, contingent upon such employee’s execution and the effectiveness of a separation agreement, which includes a general release of claims against us. We estimate that these severance and other costs will result in a one-time accounting charge of approximately $2.8 million in the first quarter of 2023, $2.7 million of which is attributable to cash expenditures expected to be paid in the same quarter, and expect that payment of these costs will also be made in the first quarter of 2023. The charges that we expect to incur in connection with the restructuring are subject to a number of assumptions, and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

Departure of Directors or Certain Officers; Compensatory Arrangements of Certain Officers

As part of the restructuring, each of Kinney Horn, our Chief Business Officer, and Cyrus Harmon, Ph.D., our Chief Research Officer, will cease their employment with us, effective March 24, 2023, or the Separation Date, and has entered into a separation agreement with us. Pursuant to the separation agreement entered into with Mr. Horn, subject to the effectiveness of a general release of claims, Mr. Horn will (i) receive 12 months of his base salary and medical insurance coverage premiums, plus a pro-rated portion of his target bonus for 2023, for a total of approximately $0.5 million, less required deductions and withholdings, (ii) provide ongoing consulting and advisory services to us until such services are terminated by us or Mr. Horn pursuant to the terms of a consulting agreement, and (iii) upon the Separation Date and pursuant to the terms of his existing employment agreement with us, be entitled to accelerated vesting of options to purchase 39,384 shares of our common stock held as of the Separation Date. Pursuant to the separation agreement entered into with Dr. Harmon, subject to the effectiveness of a general release of claims, Dr. Harmon will be entitled to receive 12 months of his base salary and medical insurance coverage premiums, plus a pro-rated portion of his target bonus for 2023, for a total of approximately $0.6 million, less required deductions and withholdings. We expect that Dr. Harmon will continue in his role as a member of our Board of Directors.

“At the Market” Equity Offering Program

On March 9, 2023, we entered into a Sales Agreement, or the ATM Agreement, with Oppenheimer & Co., Inc., or the Agent, pursuant to which we may offer and sell, from time to time through the Agent, at our option, shares of our common stock for aggregate sales proceeds of up to $100 million, or the Shares. The issuance and sale, if any, of Shares under the ATM Agreement will be pursuant to our effective registration statement on Form S-3 (File No. 333-263117), and the related prospectus supplement dated March 9, 2023, in each case filed with the SEC.

Pursuant to the ATM Agreement, the Agent may sell the Shares in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We may sell Shares in amounts and at times to be determined by us from time to time through the Agent and subject to the terms and conditions of the ATM Agreement, but we have no obligation to sell any of the Shares under the ATM Agreement. The offer and sale of the Shares pursuant to the ATM Agreement will terminate upon the earlier of (a) the issuance and sale of all of the Shares subject to the ATM Agreement or (b) the termination of the ATM Agreement.

We have agreed to pay the Agent a commission of up to 3.0% of the aggregate gross proceeds from any Shares sold by the Agent and to provide the Agent with customary indemnification and contribution rights, including for liabilities under the Securities Act. We also will reimburse the Agent for certain specified expenses in connection with entering into the ATM Agreement. The ATM Agreement contains customary representations and warranties and conditions to the placements of the Shares pursuant thereto.

The foregoing summary of the ATM Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the ATM Agreement, which is attached as Exhibit 1.1 to this Annual Report on Form 10-K. Cooley LLP, counsel to Olema, has issued a legal opinion relating to due authorization and valid issuance of the Shares, a copy of which, including the consent included therein, is attached as Exhibit 5.1 to this Annual Report on Form 10-K.

This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy the Shares, nor shall there be any offer, solicitation, or sale of the Shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors,” “Corporate Governance and Board of Directors Matters” and “Executive Officers” in our Proxy Statement for our 2023 Annual Meeting of Stockholders. Information required by this item regarding compliance with Section 16(a) of the Exchange Act, if applicable, is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement.

Our written code of business conduct and ethics (the “Code of Conduct”) applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer or controller. The Code of Conduct is available on our corporate website at https://www.olema.com/ in the Investors & Media section under “Corporate Governance.” If we make any substantive amendments to our Code of Conduct or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our Code of Conduct, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K. Information contained in, or that can be accessed through, our website is not incorporated by reference herein, and you should not consider information on our website to be part of this Annual Report.

Item 11.    Executive Compensation.

Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Director Compensation” in our Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

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

Item 14.    Principal Accountant Fees and Services.

Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal No. 4—Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15.    Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:
1.	Consolidated Financial Statements. See Index to Consolidated Financial Statements in Part II Item 8 of this Annual Report.
2.	Consolidated Financial Statement Schedules. None. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the financial statements or notes thereto.
3.	Exhibits. The following is a list of exhibits filed with this Annual Report or incorporated herein by reference:
		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1	Sales Agreement by and between Registrant and Oppenheimer & Co. Inc., dated March 9, 2023.					X
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39712	3.1	11/23/2020

3.2	Amended and Restated Certificate of Bylaws.	8-K	001-39712	3.1	12/16/2022

4.1	Form of Common Stock Certificate.	S-1	333-249748	4.1	10/30/2020

4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated September 30, 2020.	S-1	333-249748	4.2	10/30/2020

4.3	Description of Capital Stock.	10-K	001-39712	4.3	3/17/2021

5.1	Opinion of Cooley LLP.					X

10.1#	Olema Pharmaceuticals, Inc. 2014 Stock Plan, as amended.	S-1	333-249748	10.1	10/30/2020

10.2#	Forms of Stock Option Grant Notice, Stock Option Agreement, Early Exercise Stock Purchase Agreement and Notice of Exercise and Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Olema Pharmaceuticals, Inc. 2014 Stock Plan.	S-1	333-249748	10.2	10/30/2020

10.3#	Olema Pharmaceuticals, Inc. 2020 Equity Incentive Plan.	S-1/A	333-249748	10.3	11/16/2020

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4#	Forms of Stock Option Grant Notice and Stock Option Agreement under the Olema Pharmaceuticals, Inc. 2020 Equity Incentive Plan.	S-1	333-249748	10.4	10/30/2020

10.5#	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Olema Pharmaceuticals, Inc. 2020 Equity Incentive Plan.	S-1	333-249748	10.5	10/30/2020

10.6#	Olema Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-249748	10.6	11/16/2020

10.7#	Olema Pharmaceuticals, Inc. 2020 Non-Employee Director Compensation Policy.	S-1/A	333-249748	10.7	11/16/2020

10.8#	Form of Indemnification Agreement by and between the Registrant and its directors and executive officers.	S-1	333-249748	10.8	10/30/2020

10.9#	Amended and Restated Offer Letter by and between the Registrant and Sean Bohen, dated November 13, 2020.	S-1/A	333-249748	10.9	11/16/2020

10.10#	Amended and Restated Offer Letter by and between the Registrant and Cyrus L. Harmon, dated November 13, 2020.	S-1/A	333-249748	10.10	11/16/2020

10.11#	Amended and Restated Offer Letter by and between the Registrant and Kinney Horn, dated November 13, 2020.	S-1/A	333-249748	10.11	11/16/2020

10.12#	Amended and Restated Offer Letter by and between the Registrant and Shane Kovacs, dated November 13, 2020.	S-1/A	333-249748	10.12	11/16/2020

10.13#	Amended and Restated Offer Letter by and between the Registrant and Peter Kushner, dated November 13, 2020.	S-1/A	333-249748	10.13	11/16/2020

10.14#	Amended and Restated Offer Letter by and between the Registrant and David Myles, dated November 13, 2020.	S-1/A	333-249748	10.14	11/16/2020

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15#	Amended and Restated Offer Letter by and between the Registrant and John B. Moriarty, Jr., dated November 13, 2020.	S-1/A	333-249748	10.15	11/16/2020

10.16	Clinical Collaboration and Supply Agreement by and between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated July 22, 2020.	S-1	333-249748	10.16	10/30/2020
10.17#	Olema Pharmaceuticals, Inc. 2022 Inducement Plan	10-K	001-39712	10.17	2/28/2022

10.18#	Form of Stock Option Agreement and Option Grant Notice under the Inducement Plan.	10-K	001-39712	10.18	2/28/2022
10.19#	Offer Letter by and between the Registrant and Naseem Zojwalla, dated December 15, 2021.	10-K	001-39712	10.19	2/28/2022
10.20¥	Drug Discovery Collaboration and License Agreement by and between the Registrant and Aurigene Discovery Technologies Limited, dated June 7, 2022.	10-Q	001-39712	10.1	8/9/2022
21.1	Subsidiaries of the Registrant as of December 31, 2022.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

23.2	Consent of Cooley LLP (included in Exhibit 5.1).					X

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

#     Indicates management contract or compensatory plan or arrangement.

†     The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

¥

Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted as the Registrant has determined that the omitted information is the type that the Registrant customarily and actually treats as private or confidential and is not material.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Olema Pharmaceuticals, Inc.

Date: March 9, 2023	By:	/s/ Sean Bohen, M.D., Ph.D.

Sean Bohen, M.D., Ph.D.

Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Olema Pharmaceuticals, Inc.

Date: March 9, 2023	By:	/s/ Shane Kovacs

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

Name	Title	Date

/s/ Sean Bohen, M.D., Ph.D.	President, Chief Executive Officer and Director	March 9, 2023
Sean Bohen, M.D., Ph.D.	(Principal Executive Officer)

/s/ Shane Kovacs	Chief Operating and Financial Officer	March 9, 2023
Shane Kovacs	(Principal Financial and Accounting Officer)

/s/ Ian Clark	Director	March 9, 2023
Ian Clark

/s/ Cynthia Butitta	Director	March 9, 2023
Cynthia Butitta

/s/ Cyrus L. Harmon	Director	March 9, 2023
Cyrus L. Harmon

/s/ Sandra J. Horning, M.D.	Director	March 9, 2023
Sandra J. Horning, M.D.

/s/ Gorjan Hrustanovic, Ph.D.	Director	March 9, 2023
Gorjan Hrustanovic, Ph.D.

/s/ Yi Larson	Director	March 9, 2023
Yi Larson

/s/ Andrew Rappaport	Director	March 9, 2023
Andrew Rappaport

/s/ Graham Walmsley, M.D., Ph.D.	Director	March 9, 2023
Graham Walmsley, M.D., Ph.D.