Form 10-Q
period 2023-03-31
Olema Pharmaceuticals, Inc.
filed 2023-05-09
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the number of outstanding shares of the Registrant’s common stock was 40,761,714.

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$40,918	$23,702
Marketable securities	145,036	180,719
Prepaid expenses and other current assets	3,443	4,478
Total current assets	189,397	208,899
Property and equipment, net	1,380	1,480
Operating lease right-of-use assets	2,220	2,495
Other assets	2,771	2,771
Total assets	$195,768	$215,645

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$681	$374
Operating lease liabilities, current	908	1,015
Other current liabilities	17,821	15,160
Total current liabilities	19,410	16,549
Operating lease liabilities, net of current portion	1,383	1,550
Total liabilities	20,793	18,099
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 40,696,563 and 40,601,648 shares issued as of March 31, 2023 and December 31, 2022, respectively; 40,438,320 and 40,287,097 shares outstanding as of March 31, 2023 and December 31, 2022, respectively.	3	3
Additional paid-in capital	413,213	408,333
Accumulated other comprehensive loss	(978)	(1,813)
Accumulated deficit	(237,263)	(208,977)
Total stockholders’ equity	174,975	197,546
Total liabilities and stockholders’ equity	$195,768	$215,645

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$22,826	$16,009
General and administrative	6,776	7,245
Total operating expenses	29,602	23,254
Loss from operations	(29,602)	(23,254)
Other income:
Interest income	1,305	218
Other income:	11	6
Total other income	1,316	224
Net loss attributable to common stockholders	$(28,286)	$(23,030)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.58)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	40,354,493	39,834,619

	Three Months Ended March 31,
	2023	2022
Net loss	$(28,286)	$(23,030)
Other comprehensive gain (loss):
Net unrealized gain (loss) on marketable securities	835	(1,477)
Total comprehensive loss	$(27,451)	$(24,507)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except for share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
Balances at December 31, 2022	40,287,097	$3	$408,333	$(1,813)	$(208,977)	$197,546
Vesting of early exercised stock options	6,990	—	30	—	—	30
Vesting of restricted stock awards	49,318	—	—	—	—	—
Exercise of stock options	94,915	—	220	—	—	220
Stock-based compensation expense	—	—	4,515	—	—	4,515
Employee stock purchase plan expense	—	—	115	—	—	115
Net unrealized gain on marketable securities	—	—	—	835	—	835
Net loss	—	—	—	—	(28,286)	(28,286)
Balances at March 31, 2023	40,438,320	$3	$413,213	$(978)	$(237,263)	$174,975

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	39,797,263	$3	$388,904	$(149)	$(104,190)	$284,568
Vesting of early exercised stock options	6,989	—	31	—	—	31
Vesting of restricted stock awards	49,318	—	—	—	—	—
Exercise of stock options	15,755	—	33	—	—	33
Stock-based compensation expense	—	—	4,874	—	—	4,874
Employee stock purchase plan expense	—	—	91	—	—	91
Net unrealized loss on marketable securities	—	—	—	(1,477)	—	(1,477)
Net loss	—	—	—	—	(23,030)	(23,030)
Balances at March 31, 2022	39,869,325	$3	$393,933	$(1,626)	$(127,220)	$265,090

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,286)	$(23,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	100	84
Non-cash lease expense	327	323
Premium amortization and discount accretion on marketable securities, net	(869)	6
Stock-based compensation expense, including employee stock purchase plan expense	4,630	4,965
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,035	172
Other assets	—	(240)
Accounts payable	307	245
Other current liabilities	2,691	(113)
Operating lease liabilities	(326)	(315)
Net cash used in operating activities	(20,391)	(17,903)
Cash flows from investing activities:
Purchase of equipment	—	(30)
Maturities of marketable securities	61,760	148,750
Purchases of marketable securities	(24,373)	(123,153)
Net cash provided by investing activities	37,387	25,567
Cash flows from financing activities:
Proceeds from exercise of stock options	220	33
Net cash provided by financing activities	220	33
Net increase in cash and cash equivalents	17,216	7,697
Cash and cash equivalents at beginning of period	23,702	13,812
Cash and cash equivalents at end of period	$40,918	$21,509
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of prepaid expenses and other current liabilities into other assets	$—	$2,014

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Olema Pharmaceuticals, Inc. (“Olema” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next-generation targeted therapies for women’s cancers. The Company is initially focused on developing therapies for the treatment of breast cancer. The Company’s wholly-owned, lead product candidate, OP-1250, is a novel oral therapy with combined activity as both a complete estrogen receptor (“ER”) antagonist (“CERAN”) and a selective ER degrader (“SERD”). It is currently being evaluated as a single agent in an ongoing Phase 1/2 clinical study, and in Phase 1b/2 clinical studies in combination with palbociclib, ribociclib, and alpelisib, in patients with recurrent, locally advanced or metastatic estrogen receptor-positive (“ER+”), human epidermal growth factor receptor 2 negative (“HER2-”) breast cancer.

The Company is located in San Francisco, California and was incorporated in Delaware on August 7, 2006 under the legal name of CombiThera, Inc. and on March 25, 2009 was renamed Olema Pharmaceuticals, Inc. The Company’s principal operations are based in San Francisco, California, and has operations in Cambridge, Massachusetts. Olema Oncology Australia Pty Ltd was incorporated on January 6, 2021 and is a wholly-owned subsidiary of the Company (collectively with Olema Pharmaceuticals, Inc. referred to as “Olema” or the “Company” herein). It operates in one business segment and therefore has only one reportable segment. The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of geopolitical and macroeconomic events, such as the COVID-19 pandemic, ongoing conflict between Ukraine and Russia and related sanctions, recent and potential future bank failures and financial instability, the ability to secure additional capital to fund operations and commercial success of its product candidates. OP-1250 and any future product candidates the Company may develop will require extensive nonclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

The Company had $186.0 million of cash, cash equivalents and marketable securities at March 31, 2023, which management believes is sufficient to fund its operating expenses and capital expenditure requirements into 2025.

Impact of Geopolitical and Macroeconomic Events

Global economic and business activities continue to face widespread geopolitical and macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, bank failures and related financial market risks and instability, recession risks, as well as potential disruptions from the Russia-Ukraine conflict, which has resulted in volatility in the U.S. and global financial markets and which has led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Any continued or renewed disruption resulting from these factors could negatively impact the Company’s business. The Company continues to monitor the impact of these geopolitical and macroeconomic factors on its results of operations, financial condition and cash flows.

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

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of March 31, 2023, and the statements of operations and comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K as filed with the SEC on March 9, 2023 (the “Annual Report”).

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. Cash deposits are all in reputable financial institutions in the United States as of March 31, 2023 and December 31, 2022. Cash and cash equivalents consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U.S. dollars and Australian dollars and investments in interest bearing money market funds.

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

The Company’s future results of operations involve a number of other risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s current and potential future product candidates, uncertainty of market acceptance of the Company’s product candidates, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships, dependence on key individuals or sole-source suppliers, and geopolitical and macroeconomic factors.

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

Leases

The Company adopted Accounting Standard Update (“ASU”) 2016-12, Leases, Topic 842, (“Topic 842”) as of January 1, 2021. Under Topic 842, lessees are required to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed consolidated statements of operations and comprehensive loss.

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

The Company elected to not apply the recognition requirements of Topic 842 to short-term leases with terms of 12 months or less. Additional information and disclosures required by Topic 842 are contained in Note 11 “Lease” in the Annual Report.

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

Reimbursements of certain costs associated with research activities performed under the agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) are recorded as a reduction of research and development expenses and as a receivable due from Novartis, which is recorded under prepaid expenses and other current assets in the accompanying condensed consolidated financial statements, as described in Note 10, Commitments and Contingencies – Clinical Collaboration and Supply Agreement.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements that were relevant to the Company as of and for the three months ended March 31, 2023.

3.	Fair Value Measurement

The Company assesses the fair value of financial instruments based on the provisions of ASC 820, Fair Value Measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$6,688	$—	$—	$6,688
Money market funds	31,284	—	—	31,284
Commercial paper	—	76,463	—	76,463
U.S. government treasury bills	57,697	—	—	57,697
Government-sponsored enterprise securities	—	13,876	—	13,876
Total	$95,669	$90,339	$—	$186,008

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$40,970	$1	$—	$40,971
Short-term marketable securities (<12 months to maturity)	146,016	4	(983)	145,037
Total	$186,986	$5	$(983)	$186,008

The Company considers its marketable securities with maturities beyond one year as current assets, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. As of March 31, 2023, the Company does not have any marketable securities with maturities beyond one year.

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

There were 23 marketable securities that have been in a consecutive loss position for more than 12 months as of March 31, 2023. They had $0.8 million unrealized loss with a fair value of $63.7 million as of March 31, 2023. The Company does not believe that the total unrealized losses of $1.0 million as of March 31, 2023 are credit-related but are rather a reflection of current market yields and/or current marketplace bid/ask spreads. During the three months ended March 31, 2023 and 2022, respectively, the Company did not recognize any other-than-temporary impairment loss. As of March 31, 2023, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

As of March 31, 2023, all of the Company’s cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U.S. dollars and Australian dollars.

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Lab equipment	$2,002	$2,002
Computer equipment	59	59
Property and equipment, gross	2,061	2,061
Less: Accumulated depreciation	(681)	(581)
Property and equipment, net	$1,380	$1,480

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid insurance	$1,254	$1,738
Reimbursable research and development costs from a collaboration partner	976	1,387
Prepaid clinical development costs	439	506
Prepaid subscriptions and licenses	400	399
Interest receivable	302	319
Other	72	129
Total	$3,443	$4,478

6.	Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued research and development related costs	$12,080	$9,105
Accrued payroll related costs	2,741	296
Accrued professional fees	1,758	1,091
Accrued employee bonuses	1,082	4,518
Accrued taxes	109	68
Early exercise of unvested stock options	51	82
Total	$17,821	$15,160

7. Stock-Based Compensation

In 2014, the Company’s Board of Directors and stockholders approved and adopted the Company’s 2014 Stock Plan (the “2014 Plan”). The 2014 Plan permitted the grant of options and restricted stock awards (including restricted stock purchase rights and restricted stock bonus awards). The 2014 Plan was terminated on the date the Company’s 2020 Equity Incentive Plan (the “2020 Plan”), which is described below, became effective, and since that date, no additional awards have been or will be made pursuant to the 2014 Plan. However, any outstanding awards granted under the 2014 Plan will remain outstanding, subject to the terms of the 2014 Plan award agreements, until such outstanding options are exercised or until any awards terminate or expire by their terms.

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

The exercise price for each option and stock appreciation right shall be established at the discretion of the Board, provided that the exercise price of a stock option will not be less than 100% of the fair market value of the Company’s common stock on the date of grant. Specific vesting for stock options and stock appreciation rights is service related and determined in each award agreement, where stock options and stock appreciation rights are fully vested at the grant date or follow a graded vesting schedule. Stock options and stock appreciation rights granted under the plans generally expire ten years after the date of grant.

Stock Option Valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company lacks company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies in addition to its own historical volatility. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is 0% since the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	March 31,	March 31,
	2023	2022
Risk-free interest rate	3.48%	1.69%
Expected term (in years)	6.08	6.06
Expected volatility	87.22%	79.17%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan, the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	8,384,858	$8.59	8.30	$262
Granted	1,989,728	4.79	—	—
Exercised(1)	(101,905)	2.47	—	—
Forfeited	(436,837)	3.71	—	—
Outstanding as of March 31, 2023(2)	9,835,844	$8.10	8.27	$2,029

Options vested and exercisable as of March 31, 2023	4,105,812	$9.70	7.46	$1,117
Options expected to vest as of March 31, 2023	5,730,032	$6.96	8.86	$912

(1)	Exercised amount includes vesting of early exercised options.
(2)	Balance as of March 31, 2023 includes 11,650 unvested early exercised stock options.

Early Exercise of Stock Options

The terms of the 2014 Plan permit certain option holders to exercise options before their options are vested, subject to certain limitations. The early exercised options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. Such shares are not deemed to be outstanding for accounting purposes until they vest and are therefore excluded from shares outstanding and from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. A liability is recognized related to the cash proceeds of the unvested options and is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $0.1 million in other current liabilities as of March 31, 2023.

Restricted Stock Awards

The following table summarizes the restricted stock activity under the 2014 Plan during the three months ended March 31, 2023:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock as of December 31, 2022	295,911	$2.40
Granted	—	—
Vested	(49,318)	2.40
Forfeited	—	—
Unvested restricted stock as of March 31, 2023	246,593	$2.40

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

Expense recognition for PSUs commences when it is determined that attainment of the performance goal is probable or met. As of March 31, 2023, it was determined that the performance goals were not yet met, and therefore, the Company recorded zero stock-based compensation expense related to the PSUs for the three months ended March 31, 2023.

2020 Employee Stock Purchase Plan

In 2020, the Company’s Board of Directors and stockholders approved and adopted the ESPP. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of the common stock purchased under the ESPP is equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Each offering period is not to exceed 27 months and will include one or more purchase periods (each a “Purchase Period”) as approved by the Company’s Board of Directors in the offering. The current offering period will consist of two (2) six-month Purchase Periods during which payroll deductions of the participants are accumulated under the ESPP. A total of 430,416 shares of common stock were initially reserved for issuance pursuant to the ESPP.

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the ESPP and the 2022 Inducement Plan was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$3,088	$3,067
General and administrative	1,542	1,898
Total	$4,630	$4,965

8.	Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(28,286)	$(23,030)
Denominator:
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	40,354,493	39,834,619
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.58)

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three Months Ended March 31,
	2023	2022
Unvested restricted common stock	246,593	443,867
Unvested performance-based restricted stock unit awards outstanding	710,000	—
Options to purchase common stock	9,835,844	8,368,353
Employee stock purchase plan contingently issuable	247,993	110,877
	11,040,430	8,923,097

Included in the potentially dilutive options to purchase common stock are 11,650 unvested stock options that were early exercised by an employee and a non-employee in September 2020 (see Note 7, “Stock-Based Compensation”). The Company determined the early exercises to be non-substantive as the shares were subject to repurchase rights. Accordingly, the Company has excluded these shares from the calculation of basic and diluted net loss per share for the three months ended March 31, 2023 and 2022.

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

The following table summarizes total lease expense during the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31
	2023	2022
Straight-line operating lease expense	$327	$322
Short-term lease expense	53	60
Variable lease expense	10	10
Total operating lease expense	$390	$392

The following table summarizes supplemental cash flow information during the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31
	2023	2022
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$326	$315

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of March 31, 2023 (in thousands):

Years Ended December 31,
2023 (from April 2023)	$860
2024	799
2025	822
2026	69
Total future minimum lease payments	2,550
Less: Interest	(259)
Total lease liabilities at present value	2,291
Lease liabilities, current	908
Lease liabilities, non-current	$1,383

The following table summarizes lease term and discount rate as of March 31, 2023:

	Three Months Ended March 31
	2023	2022
Weighted-average remaining lease term (years)	2.57	3.46
Weighted-average discount rate	8.70%	8.65%

10.	Commitments and Contingencies

Clinical Collaboration and Supply Agreement

On July 22, 2020, the Company entered into a non-exclusive clinical collaboration and supply agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) and on January 13, 2022, the Company entered into the amended and restated clinical collaboration and supply agreement with Novartis (as amended and restated, the “Novartis Agreement”). The collaboration is focused on the evaluation of the safety, tolerability and efficacy of OP-1250 in combination with Novartis’ proprietary CDK4/6 inhibitor Kisqali® (ribociclib) and/or Novartis’ proprietary phosphatidylinositol 3-kinase (“PI3Ka”) Inhibitor Piqray® (alpelisib) (collectively the “Novartis Study Drugs”) as part of the Company’s planned Phase 1b clinical study of OP-1250 in patients with metastatic estrogen receptor-positive breast cancer. The Company will be responsible for the conduct of the clinical trials for the combined therapies in accordance with a mutually agreed development plan. As part of the collaboration, the parties granted to each other a non-exclusive, royalty- free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

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

Costs associated with research activities performed under the agreement are included in research and development expenses in the accompanying condensed consolidated financial statements, with any reimbursable costs from Novartis reflected as a reduction of such expenses. For the three months ended March 31, 2023 and 2022, costs reimbursable from Novartis were $0.5 million and $0 million, respectively. As of March 31, 2023, the receivable due from Novartis was $1.0 million, which is recorded under prepaid expenses and other current assets in the accompanying condensed consolidated financial statements.

Clinical Trial Agreement

In November 2020, the Company entered into a non-exclusive clinical trial agreement with Pfizer Inc. (“Pfizer”) (the “Pfizer Agreement”), to evaluate the safety and tolerability of OP-1250 in combination with Pfizer’s proprietary CDK4/6 inhibitor IBRANCE® (palbociclib) in patients with recurrent, locally advanced or metastatic ER+, HER2  breast cancer in a clinical trial. Under the terms of the non-exclusive agreement, the Company will be responsible for conducting the clinical trial for the combined therapies and Pfizer is responsible for supplying IBRANCE® to the Company at no cost to the Company. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective patent rights in the combination of IBRANCE® and OP-1250 to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection to the Pfizer Agreement are included in the research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023, and 2022.

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

The $8.0 million upfront payment was incurred in June 2022 and recorded as research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as research and development expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be accrued as a provision to cost of sales in the period when achievement of respective milestone target is probable. As of March 31, 2023, it was determined that it is not probable to achieve any of the milestone target, and therefore, the Company recorded zero expense related to the milestone for the three months ended March 31, 2023.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of March 31, 2023, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 31, 2023 and December 31, 2022, the Company had not incurred any material costs as a result of such indemnifications.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission, or the SEC, on March 9, 2023, or our Annual Report on Form 10-K.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, and these statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next generation targeted therapies for women’s cancers. Our team has spent the past decade characterizing the structure and function of the estrogen receptor, or ER, a key driver of breast cancer in approximately 75% of patients, in order to develop more potent, oral therapies that completely inactivate this signaling pathway. Our lead product candidate, OP-1250, is a novel oral therapy with combined activity as both a complete ER antagonist, or CERAN, and a selective ER degrader, or SERD, which we believe will drive deeper, more durable responses than existing therapies. OP-1250, both as a monotherapy and in combination with inhibitors of cyclin-dependent kinase 4 and 6, or CDK4/6, demonstrated robust anti-tumor activity in a range of preclinical xenograft models of breast cancer, including in ESR1 and PIK3CA mutations and central nervous system, or CNS, metastasis. In August 2020, we initiated an ongoing Phase 1/2 monotherapy dose escalation and expansion study evaluating OP-1250 for the treatment of recurrent, locally advanced or metastatic ER-positive, or ER+, human epidermal growth factor receptor 2-negative, or HER2-, breast cancer. We reported initial data from the Phase 1a dose escalation portion of this study in November 2021, which provided proof-of-concept for OP-1250 as a monotherapy treatment for ER+/HER2- breast cancer. We reported additional monotherapy data from the Phase 1b dose expansion portion of this study in October 2022 and initiated the Phase 2 portion of the study. We anticipate presenting Phase 2 clinical data for OP-1250 as a monotherapy in the second half of 2023. In 2022, we also initiated Phase 1b/2 dose escalation and expansion studies evaluating OP-1250 in combination with CDK4/6 inhibitors palbociclib and ribociclib and phosphatidylinositol 3 kinase alpha, or PI3Ka inhibitor, alpelisib. In December 2022, we reported initial data from the Phase 1a dose escalation portion of the study in combination with palbociclib which demonstrated combinability including no drug-drug interaction, or DDI, between the two agents. We anticipate presenting results from the Phase 2 clinical study for OP-1250 in combination with palbociclib in the second quarter of

2023 and from the Phase 1b clinical study for OP-1250 in combination with ribociclib in the second half of 2023. In July 2022, we were granted Fast Track designation from the U.S. Food and Drug Administration, or the FDA, for OP-1250 for patients with ER+/HER2- metastatic breast cancer that has progressed following one or more lines of endocrine therapy with at least one line given in combination with a CDK4/6 inhibitor. Based on the clinical results we have achieved to date, we are advancing OP-1250 through to late stage clinical development both as a monotherapy and in combination with other targeted agents. We own worldwide development and commercialization rights to OP-1250. We believe OP-1250’s oral formulation and dual mechanism of action directly address the limitations of current endocrine therapies, such as fulvestrant and tamoxifen, and position OP-1250 as a potential endocrine therapy of choice for the treatment of ER+ breast cancers. Our goal is to transform the standard of care for women living with cancers by developing more effective therapies that apply our deep understanding and collective expertise in endocrine-driven cancers, nuclear receptor activities and mechanisms of acquired resistance. On March 9, 2023, we announced a corporate restructuring and portfolio prioritization to focus our resources on the late-stage clinical development of OP-1250 for the treatment of ER+/HER2- metastatic breast cancer.

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

As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $186.0 million. Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities as of March 31, 2023 will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2025.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $28.3 million and $23.0 million for the three months ended March 31, 2023 and 2022, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidate, make potential milestone payments to our licensors, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of March 31, 2023, we had an accumulated deficit of $237.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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

We will require substantial additional funding to develop our product candidate and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic events, such as the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and related sanctions, and recent bank failures and financial stability. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities.

Global economic and business activities continue to face widespread geopolitical and macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, bank failures and related financial market risks and instability, recession risks, as well as potential disruptions from the Russia-Ukraine conflict, all of which have resulted in volatility in the U.S. and global financial markets, and disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Any continued or renewed disruption resulting from these factors could negatively impact our business. We continue to monitor the impact of these geopolitical and macroeconomic factors on our results of operations, financial condition and cash flows.

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

Research and development expenses to advance the development of our lead product candidate and nonclinical program were $22.8 million and $16.0 million for the three months ended March 31, 2023 and 2022, respectively.

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance OP-1250 or any other future product candidates we may develop into and through nonclinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for OP-1250 or any other future product candidates we may develop may be affected by a variety of factors including but not limited to: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our OP-1250 or any other future product candidates we may develop. Clinical and nonclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future nonclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast whether OP-1250 or any other future product candidates we may develop may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Our expenditures on current and future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of nonclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

●	the timing and progress of nonclinical and clinical development activities;
●	the number and scope of nonclinical and clinical programs we decide to pursue;
●	our ability to maintain our current research and development programs and to establish new ones;
●	establishing an appropriate safety profile with investigational new drug-enabling toxicology studies;
●	successful patient enrollment in, and the initiation and completion of, clinical trials;
●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	receipt of regulatory approvals from applicable regulatory authorities;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	our ability to establish licensing or collaboration arrangements;
●	the performance of our future collaborators, if any;
●	development and timely delivery of commercial-grade product formulations that can be used in our planned clinical trials and for commercial launch;
●	commercializing the product candidate, if approved, whether alone or in collaboration with others;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	maintaining continued acceptable safety profiles of our products following approval; and
●	obtaining and retaining key research and development personnel.

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

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change
	(in thousands)
Operating expenses:
Research and development	$22,826	$16,009	$6,817
General and administrative	6,776	7,245	(469)
Total operating expenses	29,602	23,254	6,348
Loss from operations	(29,602)	(23,254)	(6,348)
Other income:
Interest income	1,305	218	1,087
Other income	11	6	5
Total other income	1,316	224	1,092
Net loss	$(28,286)	$(23,030)	$(5,256)

Research and development expenses

Research and development expenses for the three months ended March 31, 2023 were $22.8 million, compared to $16.0 million for the three months ended March 31, 2022. The increase of $6.8 million was primarily due to increased spending in (i) advancing the clinical development for our lead product candidate OP-1250 and the associated contract manufacturing costs, (ii) other nonclinical research and discovery program costs, and (iii) personnel-related costs, including a one-time restructuring charge of $1.8 million, of which $0.1 million relates to non-cash stock-based compensation expense.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2023 were $6.8 million compared to $7.2 million for the three months ended March 31, 2022. The decrease of $0.5 million was primarily due to lower corporate costs and personnel-related expenses, including non-cash stock-based compensation expense decrease of $0.4 million, which was offset by a one-time restructuring charge of $1.0 million.

Other income

Other income for the three months ended March 31, 2023 was $1.3 million, which primarily consisted of interest income from our marketable securities.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $28.3 million and $23.0 million for the three months ended March 31, 2023 and 2022, respectively. Through March 31, 2023, we had received aggregate gross proceeds of $393.4 million from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, and the sale of stock through the Company’s 2020 Employee Stock Purchase Plan, or ESPP.

As of March 31, 2023, we had $186.0 million in cash, cash equivalents and marketable securities. As of March 31, 2023, we had accumulated deficit of $237.3 million. We had no debt outstanding as of March 31, 2023.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of OP-1250 and nonclinical studies. We expect that our research and development and general and administrative costs will increase in connection with conducting additional nonclinical studies and clinical trials for our current and future research programs and product candidates, contracting with CMOs to support nonclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

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

Future funding and material cash requirements

To date, we have not generated any revenue from product sales. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if at all, that will occur. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, OP-1250. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant commercialization expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.

We expect our cash, cash equivalents, and marketable securities as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2025 at which point we would need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(20,391)	$(17,903)
Net cash provided by investing activities	37,387	25,567
Net cash provided by financing activities	220	33
Net increase in cash and cash equivalents	$17,216	$7,697

Operating activities

Net cash used in operating activities during the three months ended March 31, 2023 consisted primarily of our net loss of $28.3 million, offset by non-cash charges of $3.9 million and a net increase in net operating assets and liabilities of $4.0 million. The net loss consisted primarily of $22.8 million in research and development expenses and $6.8 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation of $4.6 million and depreciation and amortization expenses of $0.1 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $0.3 million. These non-cash expenses were partially offset by net discount accretion on our marketable securities of $0.9 million. The net increase in operating assets and liabilities was primarily due to (i) a net increase of $2.7 million in other current liabilities, (ii) a net increase of $1.0 million in prepaid expenses and other current assets and (iii) a net increase of $0.3 million in accounts payable, which is primarily a result of timing of invoice payment.

Net cash used in operating activities during the three months ended March 31, 2022 consisted primarily of our net loss of $23.0 million, offset by non-cash charges of $5.1 million and a net increase in net operating assets and liabilities of $0.1 million. The net loss consisted primarily of $16.0 million in research and development expenses and $7.2 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation of $5.0 million and depreciation and amortization expenses of $0.1 million, and noncash lease expense of less than $0.1 million, net of cash payments of $0.3 million. The net increase in operating assets and liabilities was primarily due to (i) a net decrease of $0.2 million in prepaid expenses and other current assets and (ii) an increase of $0.2 million in accounts payable, which is primarily a result of timing of invoice payment. The changes are partially offset by (i) a net increase of $0.2 million in other assets and (ii) a net decrease of $0.1 million in other current liabilities.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2023 was predominately due to maturities of marketable securities which was offset by the purchase of marketable securities.

Net cash provided by investing activities during the three months ended March 31, 2022 was predominately due to maturities of marketable securities which was offset by the purchase of marketable securities.

Financing activities

Net cash provided by financing activities during the three months ended March 31, 2023 represents $0.2 million from the exercise of stock options.

Net cash provided by financing activities during the three months ended March 31, 2022 represents less than $0.1 million from the exercise of stock options.

Contractual obligations and commitments

Refer to Note 10 of our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no material changes outside the ordinary course of business during the three months ended March 31, 2023 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 9, 2023 with the SEC.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2023, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

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

●	We have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
●	We require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs of our only product or future commercialization efforts.
●	We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. We expect to continue to incur increased expenses and operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval for OP-1250. In addition, we may be unable to continue as a going concern over the long term.
●	We may not realize the expected benefits from our recent corporate restructuring, portfolio prioritization, and workforce reduction and we may incur additional costs or other difficulties implementing such initiatives.
●	We are substantially dependent on the success of our only product candidate, OP-1250, which is currently in the early stages of clinical development. We cannot assure you that our planned clinical development programs for OP-1250 will be completed in a timely manner, or at all, or that we will be able to obtain approval for OP-1250 from the FDA, or any comparable foreign regulatory authority. If we are unable to complete development of, obtain regulatory approval for and commercialize OP-1250 in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.
●	Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a pivotal clinical trial or submitted a New Drug Application, or NDA, to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for OP-1250, we will be unable to generate product revenue and our business, financial condition, results of operations and prospects will be significantly harmed.
●	Even if approved, OP-1250 may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success. The degree of market acceptance would depend on a number of factors. If OP-1250 is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue and could significantly harm our business, financial condition, results of operations and prospects.
●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than OP-1250, or product candidates we may develop in the future, our commercial opportunities will be negatively impacted.
●	We may be unable to obtain U.S. or foreign regulatory approvals and, as a result, may be unable to commercialize OP-1250 or any future product candidate we may develop.
●	Unfavorable U.S. and global macroeconomic and geopolitical conditions could adversely affect our business, financial condition and results of operations.
●	In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth. Given the small size of our organization, we may encounter difficulties managing multiple clinical trials at the same time, which could negatively affect our ability to manage the growth of our organization, particularly as we take on additional responsibility associated with being a public company. If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize

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

Developing pharmaceutical products, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses will increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, OP-1250. We anticipate incurring significant costs associated with the development of OP-1250 and any future drug candidates we may develop. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or EMA, or other regulatory agencies to perform clinical trials or nonclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for OP-1250, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

As of March 31,2023, we had $186.0 million in cash, cash equivalents, and marketable securities. Based on our current operating plans, we believe that our cash, cash equivalents, and marketable securities as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditures requirements into 2025. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, including a default in one or several of the financial institutions in which we hold, or a negative return on, our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the geopolitical and macroeconomic environment, generally, including economic uncertainty, the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and related sanctions, and recent bank failures and financial instability. Advancing the development of OP-1250 and any future product candidates we may develop will require a significant amount of capital, and our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the activities that are necessary to complete the development of OP-1250.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through our initial public offering and private financings. We have incurred net losses of $28.3 million and $23.0 million for the three months ended March 31, 2023 and 2022, respectively. We had an accumulated deficit of $237.3 million as of March 31, 2023. Our losses have resulted principally from expenses incurred in research and development of OP-1250 and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our only product candidate, OP-1250, is in early-stage clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing OP-1250 in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for OP-1250 in other indications.

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

In addition, our condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for OP-1250. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long term.

We may not realize the expected benefits from our recent corporate restructuring, portfolio prioritization, and workforce reduction and we may incur additional costs or other difficulties implementing such initiatives.

In March 2023, we announced a corporate restructuring and portfolio prioritization to focus our resources on the late-stage clinical development of OP-1250 for the treatment of ER+/HER2- metastatic breast cancer. As part of this restructuring, our workforce was reduced by approximately 25%, affecting employees across research, early development, and general and administrative functions.

The restructuring and reduction in force may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our clinical activities and results of operations or financial condition. We incurred one-time accounting charges of approximately $2.8 million, $2.7 million of which was attributable to cash expenditures. We may also incur other charges, costs, future cash expenditures or impairments not currently contemplated due to events that may occur as a result of, or in connection with, the restructuring and reduction in workforce. In addition, we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees, where applicable. We may also discover that the reduction in force and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Moreover, there is no assurance we will be successful in our pursuit of any of our new goals. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, results of operations, and ability to successfully develop OP-1250.

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

We are currently focused on pursuing a variety of target indications for OP-1250, and we have expended, and plan to continue to expend, significant resources to pursue these and other indications for OP-1250. In addition, in March 2023, we underwent a corporate restructuring and portfolio prioritization to focus our resources on late-stage clinical development of OP-1250. We also may in the future spend our resources on other research programs and product candidates for specific indications that ultimately do not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

The ability of the FDA, EMA or any applicable foreign regulatory authority to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA, EMA or any applicable foreign regulatory authority’s ability to perform routine functions. Average review times at the agencies have fluctuated in recent years as a result and could be delayed. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect until 2032 unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our drugs, if approved, and accordingly, our business.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and related sanctions, and recent bank failures and financial instability. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as the ongoing COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and related sanctions, recent bank failures and financial instability, increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

As of March 31, 2023, we had 63 employees, 62 of whom were full-time, including 36 employees engaged in research and development. In March 2023, we implemented a reduction in force, which reduced our workforce by approximately 25% as part of our corporate restructuring and prioritization. However, in order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2022 to May 5, 2023 has ranged from a low of $2.04 to a high of $9.43. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

●	the timing and results of nonclinical studies and clinical trials of OP-1250 or any future product candidates we may develop or those of our competitors;
●	the success of competitive products or announcements by potential competitors of their product development efforts;
●	regulatory actions with respect to our product candidate or our competitors’ products;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	market conditions in the pharmaceutical and biotechnology sector;
●	changes in the structure of healthcare payment systems;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders; and
●	general geopolitical, macroeconomic, industry and market conditions, including the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and related sanctions, and recent bank failures and financial instability.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	timing and variations in the level of expense related to the ongoing development of OP-1250 or future development programs;
●	timing and status of enrollment for our clinical trials;
●	impacts from geopolitical and macroeconomic events on us or third parties with which we engage;
●	results of clinical trials, or the addition or termination of clinical trials or funding support by us or potential future partners;
●	our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under potential future arrangements or the termination or modification of any such potential future arrangements;
●	any intellectual property infringement, misappropriation or violation lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
●	additions and departures of key personnel;
●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	if OP-1250 or any future product candidate we may develop receive regulatory approval, the timing and terms of such approval and market acceptance and demand for such product candidates;

●	the timing and cost to establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with current or future collaborators;
●	regulatory developments affecting OP-1250 or any future product candidate we may develop or those of our competitors; and
●	changes in general market and economic conditions.

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

As of March 31, 2023, we had 40,438,320 shares of common stock outstanding. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39712	3.1	11/23/2020
3.2	Amended and Restated Bylaws.	8-K	001-39712	3.1	12/16/2022
10.1*¥	Amended and Restated Clinical Collaboration and Supply Agreement, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated January 13, 2022.
10.2*#	Separation Agreement by and between the Registrant and Cyrus Harmon, dated March 21, 2023.
10.3*#	Separation Agreement by and between the Registrant and Kinney Horn, dated March 8, 2023.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
†

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

Olema Pharmaceuticals, Inc.

Date: May 9, 2023	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Operating and Financial Officer (Principal Financial Officer and Principal Accounting Officer)