Form 10-Q
period 2023-06-30
Olema Pharmaceuticals, Inc.
filed 2023-08-08
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-39712

OLEMA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	30-0409740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Brannan Street San Francisco, CA	94103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 243-5555

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 4, 2023, the number of outstanding shares of the Registrant’s common stock was 41,352,381.

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$34,958	$23,702
Marketable securities	132,486	180,719
Prepaid expenses and other current assets	4,065	4,478
Total current assets	171,509	208,899
Property and equipment, net	1,273	1,480
Operating lease right-of-use assets	1,938	2,495
Other assets and long-term deposits	2,904	2,771
Total assets	$177,624	$215,645

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,625	$374
Operating lease liabilities, current	798	1,015
Accrued and other current liabilities	12,408	15,160
Total current liabilities	14,831	16,549
Operating lease liabilities, net of current portion	1,210	1,550
Total liabilities	16,041	18,099
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 41,324,416 and 40,601,648 shares issued as of June 30, 2023 and December 31, 2022, respectively; 41,122,482 and 40,287,097 shares outstanding as of June 30, 2023 and December 31, 2022, respectively.	3	3
Additional paid-in capital	419,456	408,333
Accumulated other comprehensive loss	(518)	(1,813)
Accumulated deficit	(257,358)	(208,977)
Total stockholders’ equity	161,583	197,546
Total liabilities and stockholders’ equity	$177,624	$215,645

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$17,989	$27,054	$40,815	$43,063
General and administrative	3,612	6,239	10,388	13,484
Total operating expenses	21,601	33,293	51,203	56,547
Loss from operations	(21,601)	(33,293)	(51,203)	(56,547)
Other income (expense):
Interest income	1,550	415	2,855	633
Other (expense) income	(44)	20	(33)	26
Total other income	1,506	435	2,822	659
Net loss	$(20,095)	$(32,858)	$(48,381)	$(55,888)
Net loss per share, basic and diluted	$(0.49)	$(0.82)	$(1.20)	$(1.40)
Weighted average shares used to compute net loss per share, basic and diluted	40,720,294	39,918,219	40,470,041	39,876,650

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(20,095)	$(32,858)	$(48,381)	$(55,888)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	460	(772)	1,295	(2,249)
Total comprehensive loss	$(19,635)	$(33,630)	$(47,086)	$(58,137)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except for share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss (Gain)	Deficit	Equity
Balances at March 31, 2023	40,438,320	$3	$413,213	$(978)	$(237,263)	$174,975
Vesting of early exercised stock options	6,990	—	30	—	—	30
Vesting of restricted stock awards	49,319	—	—	—	—	—
Exercise of stock options	357,312	—	1,332	—	—	1,332
Issuance of shares under the employee stock purchase plan	270,541	—	711	—	—	711
Stock-based compensation expense	—	—	4,040	—	—	4,040
Employee stock purchase plan expense	—	—	130	—	—	130
Net unrealized gain on marketable securities	—	—	—	460	—	460
Net loss	—	—	—	—	(20,095)	(20,095)
Balances at June 30, 2023	41,122,482	$3	$419,456	$(518)	$(257,358)	$161,583

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss (Gain)	Deficit	Equity
Balances at December 31, 2022	40,287,097	$3	$408,333	$(1,813)	$(208,977)	$197,546
Vesting of early exercised stock options	13,980	—	60	—	—	60
Vesting of restricted stock awards	98,637	—	—	—	—	—
Exercise of stock options	452,227	—	1,552	—	—	1,552
Issuance of shares under the employee stock purchase plan	270,541	—	711	—	—	711
Stock-based compensation expense	—	—	8,555	—	—	8,555
Employee stock purchase plan expense	—	—	245	—	—	245
Net unrealized gain on marketable securities	—	—	—	1,295	—	1,295
Net loss	—	—	—	—	(48,381)	(48,381)
Balances at June 30, 2023	41,122,482	$3	$419,456	$(518)	$(257,358)	$161,583

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2022	39,869,325	$3	$393,933	$(1,626)	$(127,220)	$265,090
Vesting of early exercised stock options	6,990	—	31	—	—	31
Vesting of restricted stock awards	49,319	—	—	—	—	—
Exercise of stock options	17,934	—	7	—	—	7
Issuance of shares under the employee stock purchase plan	30,891	—	57	—	—	57
Stock-based compensation expense	—	—	4,623	—	—	4,623
Employee stock purchase plan expense	—	—	105	—	—	105
Net unrealized loss on marketable securities	—	—	—	(772)	—	(772)
Net loss	—	—	—	—	(32,858)	(32,858)
Balances at June 30, 2022	39,974,459	$3	$398,756	$(2,398)	$(160,078)	$236,283

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	39,797,263	$3	$388,904	$(149)	$(104,190)	$284,568
Vesting of early exercised stock options	13,979	—	62	—	—	62
Vesting of restricted stock awards	98,637	—	—	—	—	—
Exercise of stock options	33,689	—	40	—	—	40
Issuance of shares under the employee stock purchase plan	30,891	—	57	—	—	57
Stock-based compensation expense	—	—	9,497	—	—	9,497
Employee stock purchase plan expense	—	—	196	—	—	196
Net unrealized loss on marketable securities	—	—	—	(2,249)	—	(2,249)
Net loss	—	—	—	—	(55,888)	(55,888)
Balances at June 30, 2022	39,974,459	$3	$398,756	$(2,398)	$(160,078)	$236,283

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(48,381)	$(55,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	199	169
Loss on sale of equipment	8	—
Non-cash lease expense	653	648
Non-cash interest income on marketable securities	(1,972)	(26)
Stock-based compensation expense, including employee stock purchase plan expense	8,800	9,693
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	413	204
Other assets and long-term deposits	(133)	(542)
Accounts payable	1,251	97
Accrued and other current liabilities	(2,692)	1,915
Operating lease liabilities	(653)	(632)
Net cash used in operating activities	(42,507)	(44,362)
Cash flows from investing activities:
Purchase of equipment	—	(51)
Maturities of marketable securities	126,260	205,750
Purchases of marketable securities	(74,760)	(150,720)
Net cash provided by investing activities	51,500	54,979
Cash flows from financing activities:
Proceeds from exercise of stock options	1,552	40
Proceeds from issuance of common stock under employee stock purchase plan	711	57
Net cash provided by financing activities	2,263	97
Net increase in cash and cash equivalents	11,256	10,714
Cash and cash equivalents at beginning of period	23,702	13,812
Cash and cash equivalents at end of period	$34,958	$24,526

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Olema Pharmaceuticals, Inc. (“Olema” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next-generation targeted therapies for women’s cancers. The Company is initially focused on developing therapies for the treatment of breast cancer. The Company’s wholly-owned, lead product candidate, palazestrant (OP-1250), is a novel oral therapy with combined activity as both a complete estrogen receptor (“ER”) antagonist (“CERAN”) and a selective ER degrader (“SERD”). It is currently being evaluated as a single agent in an ongoing Phase 2 clinical study, and in Phase 1b/2 clinical studies in combination with palbociclib, ribociclib, and alpelisib, in patients with recurrent, locally advanced or metastatic estrogen receptor-positive (“ER+”), human epidermal growth factor receptor 2 negative (“HER2-”) breast cancer. We expect to initiate in the fourth quarter of 2023 Olema’s first pivotal Phase 3 clinical trial, called OPERA-01, testing palazestrant as a monotherapy in second- and third-line metastatic breast cancer.

The Company is located in San Francisco, California and was incorporated in Delaware on August 7, 2006, under the legal name of CombiThera, Inc. and on March 25, 2009, was renamed Olema Pharmaceuticals, Inc. The Company’s principal operations are based in San Francisco, California, and has operations in Cambridge, Massachusetts. Olema Oncology Australia Pty Ltd was incorporated on January 6, 2021, and is a wholly-owned subsidiary of the Company (collectively with Olema Pharmaceuticals, Inc., referred to as “Olema” or the “Company” herein). It operates in one business segment and therefore has only one reportable segment. The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of geopolitical and macroeconomic events, such as the COVID-19 pandemic, ongoing conflict between Ukraine and Russia and related sanctions, recent and potential future bank failures and financial instability, the ability to secure additional capital to fund operations and commercial success of its product candidates. Palazestrant and any future product candidates the Company may develop will require extensive nonclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

The Company had $167.4 million of cash, cash equivalents and marketable securities at June 30, 2023, which management believes is sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2025.

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

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of June 30, 2023, and the statements of operations and comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three- and six-month periods are also unaudited. The results of operations presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K as filed with the SEC on March 9, 2023 (the “Annual Report”).

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. Cash deposits are all in reputable financial institutions in the United States as of June 30, 2023, and December 31, 2022. Cash and cash equivalents consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U.S. dollars and Australian dollars and investments in interest bearing money market funds.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop product candidates. These costs are recorded within research and development expenses in the condensed consolidated statements of operations and include personnel expenses, stock-based compensation expenses, allocated general and administrative expenses, and external costs including fees paid to consultants and contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), in connection with nonclinical studies and clinical trials, and other related clinical trial fees, such as for investigator fees, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses and other current assets. Such amounts are recognized as an expense as the goods are delivered or the related services are performed.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements that were relevant to the Company as of and for the six months ended June 30, 2023.

3.	Fair Value Measurement

The Company assesses the fair value of financial instruments based on the provisions of ASC 820, Fair Value Measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$6,123	$—	$—	$6,123
Money market funds	28,919	—	—	28,919
Commercial paper	—	67,314	—	67,314
U.S. government treasury bills	36,074	—	—	36,074
Government-sponsored enterprise securities	—	29,098	—	29,098
Total	$71,116	$96,412	$—	$167,528

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$35,042	$—	$—	$35,042
Short-term marketable securities (<12 months to maturity)	133,004	16	(534)	132,486
Total	$168,046	$16	$(534)	$167,528

The Company considers its marketable securities with maturities beyond one year as current assets, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. As of June 30, 2023, the Company does not have any marketable securities with maturities beyond one year.

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

There were 14 marketable securities that have been in a consecutive loss position for more than 12 months as of June 30, 2023. These marketable securities had $0.5 million unrealized losses with a fair value of $39.0 million as of June 30, 2023. The Company does not believe that the total unrealized losses of $0.5 million as of June 30, 2023 are credit-related but are rather a reflection of current market yields and/or current marketplace bid/ask spreads. During the three and six months ended June 30, 2023, the Company did not recognize any other-than-temporary impairment loss. As of June 30, 2023, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

As of June 30, 2023, all of the Company’s cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U. S. dollars and Australian dollars.

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Lab equipment	$1,958	$2,002
Computer equipment	59	59
Property and equipment, gross	2,017	2,061
Less: Accumulated depreciation	(744)	(581)
Property and equipment, net	$1,273	$1,480

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Reimbursable research and development costs from a collaboration partner	$1,825	$1,387
Prepaid insurance	804	1,738
Research and development tax incentive credit receivable	401	—
Prepaid subscriptions and licenses	295	399
Prepaid clinical development costs	282	506
Interest receivable	221	319
Other	237	129
Total	$4,065	$4,478

6.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued research and development related costs	$9,026	$9,105
Accrued employee bonuses	1,926	4,518
Accrued professional fees	982	1,091
Accrued payroll related costs	362	296
Accrued taxes	91	68
Early exercise of unvested stock options	21	82
Total	$12,408	$15,160

7. Stock-Based Compensation

In 2014, the Company’s Board of Directors (the “Board”) and stockholders approved and adopted the Company’s 2014 Stock Plan (the “2014 Plan”). The 2014 Plan permitted the grant of options and restricted stock awards (including restricted stock purchase rights and restricted stock bonus awards). The 2014 Plan was terminated on the date the Company’s 2020 Equity Incentive Plan (the “2020 Plan”), which is described below, became effective, and since that date, no additional awards have been or will be made pursuant to the 2014 Plan. However, any outstanding awards granted under the 2014 Plan will remain outstanding, subject to the terms of the 2014 Plan award agreements, until such outstanding options are exercised or until any awards terminate or expire by their terms.

In 2020, the Board and the Company’s stockholders approved and adopted the 2020 Plan. The 2020 Plan permits the grant of options, restricted stock awards, stock appreciation rights, restricted stock unit awards, performance awards, and other awards. The maximum number of shares of common stock that may be issued under the 2020 Plan will not exceed 6,494,510 shares of the Company’s common stock, which is the sum of (i) 2,152,080 new shares, plus (ii) an additional number of shares not to exceed 4,342,430 shares, consisting of any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the 2014 Plan that, on or after the 2020 Plan becomes effective, terminate or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2020 Plan automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2021 and continuing through January 1, 2030, in an amount equal to the lesser of (1) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s Board of Directors no later than December 31 of the immediately preceding year.

In 2022, the Board approved and adopted the Company’s 2022 Inducement Plan (the “2022 Inducement Plan”). Under the 2022 Inducement Plan, initially 2,000,000 shares of common stock were reserved for issuance. The 2022 Inducement Plan permits the grant of options, restricted stock awards, stock appreciation rights, restricted stock unit awards, performance awards, and other awards.

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.52%	1.81%
Expected term (in years)	6.02	6.02
Expected volatility	86.88%	79.33%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan, the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	8,384,858	$8.59	8.30	$262
Granted	2,234,718	4.98	—	—
Exercised(1)	(483,411)	3.77	—	—
Forfeited	(859,447)	5.62	—	—
Outstanding as of June 30, 2023(2)	9,276,718	$8.26	7.98	$31,572

Options vested and exercisable as of June 30, 2023	4,203,758	$10.05	7.18	$13,179
Options expected to vest as of June 30, 2023	5,072,960	$6.77	8.63	$18,305

(1)	Exercised amount includes vesting of early-exercised options and shares returned for taxes withheld for exercise and net transactions.
(2)	Balance as of June 30, 2023 includes 4,660 unvested early-exercised stock options.

Early Exercise of Stock Options

The terms of the 2014 Plan permit certain option holders to exercise options before their options are vested, subject to certain limitations. The early exercised options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. Such shares are not deemed to be outstanding for accounting purposes until they vest and are therefore excluded from shares outstanding and from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. A liability is recognized related to the cash proceeds of the unvested options and is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of less than $0.1 million in other current liabilities as of June 30, 2023.

Restricted Stock Awards

The following table summarizes the restricted stock activity under the 2014 Plan during the six months ended June 30, 2023:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock as of December 31, 2022	295,911	$2.40
Granted	—	—
Vested	(98,637)	2.40
Forfeited	—	—
Unvested restricted stock as of June 30, 2023	197,274	$2.40

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

Expense recognition for PSUs commences when it is determined that attainment of the performance goal is probable or met. As of June 30, 2023, it was determined that the performance goals were not yet met, and therefore, the Company recorded zero stock-based compensation expense related to the PSUs for the three and six months ended June 30, 2023.

2020 Employee Stock Purchase Plan

In 2020, the Board and the Company’s stockholders approved and adopted the ESPP. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of the common stock purchased under the ESPP is equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Each offering period is not to exceed 27 months and will include one or more purchase periods (each a “Purchase Period”) as approved by the Board in the offering. The current offering period will consist of two (2) six-month Purchase Periods during which payroll deductions of the participants are accumulated under the ESPP. A total of 430,416 shares of common stock were initially reserved for issuance pursuant to the ESPP.

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the ESPP and the 2022 Inducement Plan was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,969	$3,211	$6,057	$6,278
General and administrative	1,201	1,517	2,743	3,415
Total	$4,170	$4,728	$8,800	$9,693

8.	Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(20,095)	$(32,858)	$(48,381)	$(55,888)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	40,720,294	39,918,219	40,470,041	39,876,650
Net loss per share, basic and diluted	$(0.49)	$(0.82)	$(1.20)	$(1.40)

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	June 30,
	2023	2022
Unvested restricted stock awards outstanding	197,274	394,548
Unvested performance-based restricted stock unit awards outstanding	710,000	—
Options to purchase common stock	9,276,718	8,425,053
Employee stock purchase plan contingently issuable	22,749	70,477
	10,206,741	8,890,078

Included in the potentially dilutive options to purchase common stock for the three and six months ended June 30, 2023 and June 30, 2022 are 4,660 unvested stock options that were early exercised in September 2020 (see Note 7, “Stock-Based Compensation”). The Company determined the early exercises to be non-substantive as the shares were subject to repurchase rights. Accordingly, the Company has excluded these shares from the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022.

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

The Company subsequently entered into six amendments to extend the agreement term to November 2023. As part of the sixth amendment, the Company gained access to use additional space of approximately 2,130 square feet for a three year period commencing on December 1, 2020 and ending on November 30, 2023. According to the terms of the MandalMed Services Agreement, the Company paid a security deposit of less than $0.1 million and is required to pay monthly rent and common area charges.

On August 27, 2020, the Company entered into a lease agreement with 512 2nd Street LLC to lease approximately 3,500 square feet of office space in San Francisco, California (the “Office Space Lease Agreement”). The Office Space Lease Agreement is for a period of two years commencing on September 1, 2020 and ending August 31, 2022. In April 2022, the Company extended the Office Space Lease Agreement up to August 31, 2023 and has one year renewal option to extend the term up to August 31, 2024. The Company decided not to exercise the one-year renewal option at the end of the lease term. According to the terms of the Office Space Lease Agreement, the Company paid a $0.1 million security deposit and is required to pay monthly rent and common area charges. The extension of the lease term was accounted for as a modification under Topic 842 and the Company recorded additional ROU asset and lease liability of $0.3 million and $0.3 million, respectively, in the condensed consolidated financial statements.

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

The following table summarizes total lease expense during the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Straight-line operating lease expense	$326	$653
Short-term lease expense	53	106
Variable lease expense	10	20
Total operating lease expense	$389	$779

The following table summarizes supplemental cash flow information during the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$327	$653

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of June 30, 2023 (in thousands):

Years Ending December 31,
2023 (from July 2023)	$531
2024	799
2025	822
2026	69
Total future minimum lease payments	2,221
Less: Interest	(213)
Total lease liabilities at present value	2,008
Lease liabilities, current	798
Lease liabilities, non-current	$1,210

The following table summarizes lease term and discount rate as of June 30, 2023:

June 30,
2023
Weighted-average remaining lease term (years)	2.43
Weighted-average discount rate	8.69%

10.	Commitments and Contingencies

Clinical Collaboration and Supply Agreement

On July 22, 2020, the Company entered into a non-exclusive clinical collaboration and supply agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) and on January 13, 2022, the Company entered into the amended and restated clinical collaboration and supply agreement with Novartis (as amended and restated, the “Novartis Agreement”). The collaboration is focused on the evaluation of the safety, tolerability and efficacy of palazestrant in combination with Novartis’ proprietary CDK4/6 inhibitor Kisqali® (ribociclib) and/or Novartis’ proprietary phosphatidylinositol 3-kinase (“PI3Ka”) Inhibitor Piqray® (alpelisib) (collectively the “Novartis Study Drugs”) as part of the Company’s planned Phase 1b clinical study of palazestrant in patients with metastatic estrogen receptor-positive breast cancer. The Company will be responsible for the conduct of the clinical trials for the combined therapies in accordance with a mutually agreed development plan. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

The Company is responsible for manufacturing, packaging and labeling palazestrant, and for packaging and labeling all drugs used in the clinical trials for the combined therapies (other than the Novartis Study Drugs). Novartis is responsible for manufacturing and delivering to the Company the Novartis Study Drugs in such quantities as reasonably needed for the clinical trials for the combined therapies. In accordance with an agreed budget, subject to certain thresholds, Novartis will reimburse the Company for a majority of the direct outside costs that the Company incurs related to conducting the activities under the agreed development plan in conducting the clinical trials for the combined therapies.

The Novartis Agreement will terminate upon completion of all activities outlined in the development plan and the relevant protocols. Either party may terminate the Novartis Agreement for the uncured material breach or insolvency of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical trials for the combined therapies due to the existence of a material safety issue, or in certain circumstances for an unresolved clinical hold with respect to either the Novartis Study Drugs or palazestrant. In addition, Novartis may terminate the Novartis Agreement if certain disputes between the parties are not resolved after following the applicable dispute resolution procedures, and the Company may terminate the Novartis Agreement in the event the Company terminates all clinical trials of the combined therapies other than due to a material safety issue or upon a clinical hold.

Costs associated with research activities performed under the agreement are included in research and development expenses in the accompanying condensed consolidated financial statements, with any reimbursable costs from Novartis reflected as a reduction of such expenses. For the three and six months ended June 30, 2023, costs reimbursable from Novartis were $0.8 million and $1.4 million, respectively. As of June 30, 2023, the receivable due from Novartis was $1.8 million, which is recorded under prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

Clinical Trial Agreement

In November 2020, the Company entered into a non-exclusive clinical trial agreement with Pfizer Inc. (“Pfizer”) (the “Pfizer Agreement”), to evaluate the safety and tolerability of palazestrant in combination with Pfizer’s proprietary CDK4/6 inhibitor IBRANCE® (palbociclib) in patients with recurrent, locally advanced or metastatic ER+, HER2 breast cancer in a clinical trial. Under the terms of the non-exclusive agreement, the Company will be responsible for conducting the clinical trial for the combined therapies and Pfizer is responsible for supplying IBRANCE® to the Company at no cost to the Company. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective patent rights in the combination of IBRANCE® and palazestrant to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

The Company is responsible for manufacturing, packaging and labeling palazestrant, and for packaging and labeling all drugs used in the clinical trials for the combined therapies (other than IBRANCE®). Pfizer is responsible for manufacturing and delivering to us IBRANCE® in such quantities as reasonably needed for the clinical trials for the combined therapies.

The Pfizer Agreement will terminate upon completion of all activities outlined in the study plan and the relevant protocols. Either party may terminate the Pfizer Agreement for the uncured material breach or insolvency of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical trials for the combined therapies due to the existence of a material safety issue, or in certain circumstances for an unresolved clinical hold with respect to either the IBRANCE® or palazestrant. In addition, either party may terminate the Pfizer Agreement if certain disputes between the parties are not resolved after following the applicable dispute resolution procedures or if either party determines to discontinue clinical development for medical, scientific, legal or other reasons.

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection to the Pfizer Agreement are included in the research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023, and 2022.

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

The $8.0 million upfront payment was incurred in June 2022 and recorded as research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as research and development expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be accrued as a provision to cost of sales in the period when achievement of respective milestone target is probable. As of June 30, 2023, it was determined that it is not probable to achieve any of the milestone target, and therefore, the Company recorded zero expense related to the milestone for the three and six months ended June 30, 2023.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of June 30, 2023, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 30, 2023, and December 31, 2022, the Company had not incurred any material costs as a result of such indemnifications.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 9, 2023, or our Annual Report on Form 10-K.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next generation targeted therapies for women’s cancers. Our team has spent the past decade characterizing the structure and function of the estrogen receptor, or ER, a key driver of breast cancer in approximately 75% of patients, in order to develop more potent, oral therapies that completely inactivate this signaling pathway. Our lead product candidate, palazestrant (OP-1250), is a novel oral therapy with combined activity as both a complete ER antagonist, or CERAN, and a selective ER degrader, or SERD, which we believe will drive deeper, more durable responses than existing therapies. Palazestrant, both as a monotherapy and in combination with inhibitors of cyclin-dependent kinase 4 and 6, or CDK4/6, demonstrated robust anti-tumor activity in a range of preclinical xenograft models of breast cancer, including in ESR1 and PIK3CA mutations and central nervous system, or CNS, metastasis. In August 2020, we initiated an ongoing Phase 1/2 monotherapy dose escalation and expansion study evaluating palazestrant for the treatment of recurrent, locally advanced or metastatic ER-positive, or ER+, human epidermal growth factor receptor 2-negative, or HER2-, breast cancer. We reported initial data from the Phase 1a dose escalation portion of this study in November 2021, which provided proof-of-concept for palazestrant as a monotherapy treatment for ER+/HER2- breast cancer. We reported additional monotherapy data from the Phase 1b dose expansion portion of this study in October 2022 and initiated the Phase 2 portion of the study. We plan to present Phase 2 clinical data for palazestrant as a monotherapy at the European Society for Medical Oncology Congress 2023 in October 2023. We expect to initiate our proposed Phase 3 monotherapy clinical trial for the treatment of advanced or metastatic breast cancer (OPERA-01) in the fourth quarter of 2023.

In 2022, we also initiated Phase 1b/2 dose escalation and expansion studies evaluating palazestrant in combination with CDK4/6 inhibitors palbociclib and ribociclib and phosphatidylinositol 3 kinase alpha, or PI3Ka, inhibitor, alpelisib. In December 2022, we reported initial data from the Phase 1a dose escalation portion of the study in combination with palbociclib which demonstrated combinability including no drug-drug interaction, or DDI, between the two agents. In May 2023, we presented additional interim data from the combination study which continued to demonstrate combinability, with no DDI between palbociclib and palazestrant. Exposure of palbociclib and palazestrant in combination with each other was consistent with observed monotherapy exposure levels. We anticipate presenting updated results from the Phase 2 expansion portion of the palazestrant-palbociclib combination clinical study and from the Phase 1b dose escalation portion of the palazestrant-ribociclib combination clinical study in the fourth quarter of 2023.

In July 2022, we were granted Fast Track designation from the U.S. Food and Drug Administration, or the FDA, for palazestrant for patients with ER+/HER2- metastatic breast cancer that has progressed following one or more lines of endocrine therapy with at least one line given in combination with a CDK4/6 inhibitor. Based on the clinical results we have achieved to date, we are advancing palazestrant through late-stage clinical development both as a monotherapy and in combination with other targeted agents. We own worldwide development and commercialization rights to palazestrant. We believe palazestrant’s oral formulation and dual mechanism of action directly address the limitations of current endocrine therapies, such as fulvestrant and tamoxifen, and position palazestrant as a potential endocrine therapy of choice for the treatment of ER+ breast cancers. Our goal is to transform the standard of care for women living with cancers by developing more effective therapies that apply our deep understanding and collective expertise in endocrine-driven cancers, nuclear receptor activities and mechanisms of acquired resistance. On March 9, 2023, we announced a corporate restructuring and portfolio prioritization to focus our resources on the late-stage clinical development of palazestrant for the treatment of ER+/HER2- metastatic breast cancer.

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

As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $167.4 million. Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities as of June 30, 2023 will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2025.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $20.1 million and $32.9 million for the three months ended June 30, 2023 and 2022, respectively, and $48.4 million and $55.9 million for the six months ended June 30, 2023 and 2022, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidate, make potential milestone payments to our licensors, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of June 30, 2023, we had an accumulated deficit of $257.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

●	continue our ongoing and planned research and development of our lead product candidate, palazestrant, for the treatment of ER+ positive breast cancer;
●	initiate nonclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
●	seek to discover and develop additional product candidates and further expand our clinical product pipeline;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	continue to scale up external manufacturing capacity with the aim of securing sufficient quantities to meet our capacity requirements for clinical trials and potential commercialization;
●	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;
●	develop, maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how;
●	acquire or in-license other product candidates and technologies;
●	attract, hire and retain additional clinical, scientific, quality control, and manufacturing management and administrative personnel;
●	add clinical, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;
●	expand our operations in the United States and to other geographies; and
●	incur additional legal, accounting, investor relations and other expenses associated with operating as a public company.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, potential milestone payments to our licensors, and our expenditures on other research and development activities.

We will require substantial additional funding to develop our product candidate and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic events, such as the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and related sanctions, and recent bank failures. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities.

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

Operating expenses

Research and development

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal expenses incurred in connection with the discovery and development of our product candidates. To date, our research and development expenses have related primarily to discovery efforts and nonclinical and clinical development of our product candidate, palazestrant. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

External expenses include:

●	expenses incurred in connection with the discovery and nonclinical development of our product candidates, including under agreements with third parties, such as consultants and contract research organizations, or CROs;
●	costs of manufacturing products for use in our nonclinical studies and clinical trials, including payments to contract manufacturing organizations, or CMOs, and consultants;
●	costs of funding research performed by third parties;
●	costs of purchasing lab supplies and non-capital equipment used in designing, developing and manufacturing nonclinical study and clinical trial materials;

●	costs associated with consultants for chemistry, manufacturing and controls development, regulatory, statistics and other services;
●	expenses related to regulatory activities, including filing fees paid to regulatory agencies; and
●	facility costs including rent, depreciation and maintenance expenses.

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

Research and development expenses to advance the development of our lead product candidate and nonclinical program were $18.0 million and $27.1 million for the three months ended June 30, 2023 and 2022, respectively, and $40.8 million and $43.1 million for the six months ended June 30, 2023 and 2022, respectively.

While our research and development expenses may fluctuate from period to period, we generally expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance palazestrant or any other future product candidates we may develop into and through nonclinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for palazestrant or any other future product candidates we may develop may be affected by a variety of factors including but not limited to: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of palazestrant or any other future product candidates we may develop. Clinical and nonclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future nonclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast whether palazestrant or any other future product candidates we may develop may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Our expenditures on current and future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of nonclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

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

While our general and administrative expenses may fluctuate from period to period, we generally expect that our general and administrative expenses will increase in the foreseeable future as we increase our headcount to support the continued research and development of our programs and the growth of our business. We also anticipate incurring additional expenses associated with operating as a public company, including increased expenses related to the building and improving of our IT infrastructure, including cyber security monitoring, legal, other regulatory and compliance, director and officer insurance, investor and public relations and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

Total other income

Total other income consists of interest income and other expense. Interest income primarily consists of interest income on our cash equivalents and marketable securities. Other expense primarily consists of unrealized foreign currency remeasurement gain (loss) and miscellaneous income (expense) not related to operating activities.

Results of operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	$ Change
	(in thousands)
Operating expenses:
Research and development	$17,989	$27,054	$(9,065)
General and administrative	3,612	6,239	(2,627)
Total operating expenses	21,601	33,293	(11,692)
Loss from operations	(21,601)	(33,293)	11,692
Other income (expense):
Interest income	1,550	415	1,135
Other (expense) income	(44)	20	(64)
Total other income	1,506	435	1,071
Net loss	$(20,095)	$(32,858)	$12,763

Research and development expenses

Research and development expenses for the three months ended June 30, 2023 were $18.0 million, compared to $27.1 million for the three months ended June 30, 2022. The decrease of $9.1 million was primarily due to decreased spending on (i) preclinical research programs, which included the $8.0 million upfront payment in connection with the exclusive global license agreement entered into in June 2022 between the Company and Aurigene Discovery Technologies Limited, or the Aurigene Agreement, incurred and paid in June 2022, (ii) clinical pharmacology-related costs, and (iii) personnel-related expenses, which primarily related to lower headcount as a result of the restructuring and portfolio prioritization during the first quarter of 2023, and a decrease of approximately $0.2 million in non-cash stock-based compensation expense. Total decreases were primarily offset by increased spending on clinical operations-related activities as we continue to advance palazestrant into late-stage clinical trials.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2023 were $3.6 million compared to $6.2 million for the three months ended June 30, 2022. The decrease of $2.6 million was primarily due to decreased spending on (i) corporate- and legal-related costs, and (ii) personnel-related expenses, primarily due to lower headcount as a result of the restructuring and portfolio prioritization, and a decrease of approximately $0.3 million in non-cash stock-based compensation expense.

Other income

Other income for the three months ended June 30, 2023 was $1.5 million, which primarily consisted of interest income from our marketable securities of $1.6 million, partially offset by unrealized foreign currency remeasurement loss on our foreign-currency-denominated monetary accounts.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	$ Change
	(in thousands)
Operating expenses:
Research and development	$40,815	$43,063	$(2,248)
General and administrative	10,388	13,484	(3,096)
Total operating expenses	51,203	56,547	(5,344)
Loss from operations	(51,203)	(56,547)	5,344
Other income (expense):
Interest income	2,855	633	2,222
Other (expense) income	(33)	26	(59)
Total other income	2,822	659	2,163
Net loss	$(48,381)	$(55,888)	$7,507

Research and development expenses

Research and development expenses for the six months ended June 30, 2023 were $40.8 million, compared to $43.1 million for the six months ended June 30, 2022. The decrease of $2.2 million was primarily due to decreased spending on (i) preclinical research programs, including the $8.0 million upfront payment in correction with the Aurigene Agreement incurred and paid in June 2022, and (ii) personnel-related expenses, which primarily related to lower headcount as a result of the restructuring and portfolio prioritization, and a decrease of approximately $0.2 million in non-cash stock-based compensation expense. Total decreases were primarily offset by increased spending on clinical operations-related activities as we continue to advance palazestrant into late-stage clinical trials.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2023 were $10.4 million compared to $13.5 million for the six months ended June 30, 2022. The decrease of $3.1 million was primarily due to decreased spending on (i) corporate- and legal-related costs, and (ii) personnel-related expenses, which primarily related to lower headcount as a result of the restructuring and portfolio prioritization, and a decrease of approximately $0.7 million in non-cash stock-based compensation expense.

Other income

Other income for the six months ended June 30, 2023 was $2.8 million, which primarily consisted of interest income from our marketable securities of $2.9 million, partially offset by unrealized foreign currency remeasurement loss on our foreign-currency denominated monetary accounts.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $20.1 million and $32.9 million for the three months ended June 30, 2023 and 2022, respectively, and $48.4 million and $55.9 million for the six months ended June 30, 2023 and 2022, respectively. Through June 30, 2023, we had received aggregate gross proceeds of $395.5 million from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, and the sale of stock through the Company’s 2020 Employee Stock Purchase Plan, or ESPP.

As of June 30, 2023, we had $167.4 million in cash, cash equivalents and marketable securities and accumulated deficit of $257.4 million. We had no debt outstanding as of June 30, 2023.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of palazestrant and nonclinical studies. We expect that our research and development and general and administrative costs will increase in connection with conducting additional nonclinical studies and clinical trials for our current and future research programs and product candidates, contracting with CMOs to support nonclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

Our primary uses of cash are to fund our research and development activities, including with respect to palazestrant and other nonclinical programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

We currently have no financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Future funding and material cash requirements

To date, we have not generated any revenue from product sales. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if at all, that will occur. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, palazestrant. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant commercialization expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.

We expect our cash, cash equivalents, and marketable securities as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. Total operating expenses of $21.6 million for the three months ended June 30, 2023 reflects a $8.0 million reduction of costs versus the three months ended March 31, 2023 as a result of the restructuring and portfolio prioritization announced in March 2023. We anticipate our cash, cash equivalents, and marketable securities balance to range between $120.0 to $125.0 million for the year ending December 31, 2023. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(42,507)	$(44,362)
Net cash provided by investing activities	51,500	54,979
Net cash provided by financing activities	2,263	97
Net increase in cash and cash equivalents	$11,256	$10,714

Operating activities

Net cash used in operating activities in the six months ended June 30, 2023 consisted primarily of our net loss of $48.4 million and a net decrease in operating assets and liabilities of $1.1 million, partially offset by non-cash charges of $7.0 million. The net loss consisted primarily of $40.8 million in research and development expenses and $10.4 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation expense of $8.8 million and depreciation and amortization expenses of $0.2 million, primarily offset by non-cash interest income on our marketable securities of $2.0 million. The net decrease in operating assets and liabilities was primarily due to (i) a decrease of $2.7 million in accrued and other current liabilities and (ii) an increase of $0.1 million in other assets and long-term deposits. The changes were partially offset by (i) an increase of $1.3 million in accounts payable, which is primarily a result of timing of invoice payment, and (ii) a decrease of $0.4 million in prepaid expenses and other current assets.

Net cash used in operating activities in the six months ended June 30, 2022 consisted primarily of our net loss of $55.9 million, partially offset by non-cash charges of $9.9 million and a net increase in operating assets and liabilities of $1.7 million. The net loss consisted primarily of $43.1 million in research and development expenses and $13.5 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation expense of $9.7 million and depreciation and amortization expenses of $0.1 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $0.6 million. The net increase in operating assets and liabilities was primarily due to (i) an increase of $1.9 million in accrued and other current liabilities, (ii) an increase of $0.1 million in accounts payable, which is primarily a result of timing of invoice payment, and (iii) a decrease of $0.2 million in prepaid expenses and other current assets. The changes were partially offset by a net increase of $0.5 million in other assets and long-term deposits.

Investing Activities

Net cash provided by investing activities in the six months ended June 30, 2023 was predominately due to maturities of marketable securities which was partially offset by purchase of marketable securities.

Net cash provided by investing activities in the six-month ended June 30, 2022 was predominately due to maturities of marketable securities which was partially offset by purchase of marketable securities.

Financing activities

Net cash provided by financing activities during the six months ended June 30, 2023 consists of $1.6 million and $0.7 million in net proceeds from the exercise of stock options and the sale of our common stock under the 2020 ESPP, respectively.

Net cash provided by financing activities during the six months ended June 30, 2022 represents $0.1 million in net proceeds from the sale of our common stock under the 2020 ESPP and exercise of stock options.

Contractual obligations and commitments

Refer to Note 10 of our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no material changes outside the ordinary course of business during the six months ended June 30, 2023 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

During the six months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2023, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

●	We have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
●	We require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs of our only product or future commercialization efforts.
●	We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. While our expenses may fluctuate from period to period, we generally expect to continue to incur increased expenses and operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval for palazestrant. In addition, we may be unable to continue as a going concern over the long term.
●	We may not realize the expected benefits from our recent corporate restructuring, portfolio prioritization, and workforce reduction and we may incur additional costs or other difficulties implementing such initiatives.
●	We are substantially dependent on the success of our only product candidate, palazestrant, which is currently in clinical development. We cannot assure you that our planned clinical development programs for palazestrant will be completed in a timely manner, or at all, or that we will be able to obtain approval for palazestrant from the FDA, or any comparable foreign regulatory authority. If we are unable to complete development of, obtain regulatory approval for and commercialize palazestrant in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.
●	Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a pivotal clinical trial or submitted a New Drug Application, or NDA, to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for palazestrant, we will be unable to generate product revenue and our business, financial condition, results of operations and prospects will be significantly harmed.

●	Even if approved, palazestrant may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success. The degree of market acceptance would depend on a number of factors. If palazestrant is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue which could significantly harm our business, financial condition, results of operations and prospects.
●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than palazestrant, or product candidates we may develop in the future, our commercial opportunities will be negatively impacted.
●	We may be unable to obtain U.S. or foreign regulatory approvals and, as a result, may be unable to commercialize palazestrant or any future product candidate we may develop.
●	Unfavorable U.S. and global macroeconomic and geopolitical conditions could adversely affect our business, financial condition and results of operations.
●	In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth. Given the small size of our organization, we may encounter difficulties managing multiple clinical trials at the same time, which could negatively affect our ability to manage the growth of our organization, particularly as we take on additional responsibility associated with being a public company. If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize palazestrant and any other future product candidates we may develop and, accordingly, may not achieve our research, development and commercialization goals.
●	Our internal computer systems, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators or potential future collaborators, or other third parties (including service providers in our supply chain) may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
●	Our success depends on our ability to protect our intellectual property and our proprietary technologies. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Thus, the degree of future protection for our proprietary rights is uncertain.
●	We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs to conduct certain aspects of our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize palazestrant or future product candidates we may develop and our business, financial condition, results of operations and prospects could be significantly harmed.
●	We qualify as a “smaller reporting company” within the meaning of the Exchange Act and may take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

Risks related to our financial position and the need for additional capital

We have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

We are a clinical-stage biopharmaceutical company, and we have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses since inception. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing our product candidate, palazestrant (OP-1250), securing related intellectual property rights and conducting nonclinical studies and a

Phase 1/2 clinical study of palazestrant. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

Developing pharmaceutical products, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses will increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, palazestrant. We anticipate incurring significant costs associated with the development of palazestrant and any future drug candidates we may develop. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or nonclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for palazestrant, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

As of June 30, 2023, we had $167.4 million in cash, cash equivalents, and marketable securities. Based on our current operating plans, we believe that our cash, cash equivalents, and marketable securities as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditures requirements into the second quarter of 2025. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, including a default in one or several of the financial institutions in which we hold, or a negative return on, our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the geopolitical and macroeconomic environment, generally, including economic uncertainty, the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and related sanctions, and recent bank failures and financial instability. Advancing the development of palazestrant and any future product candidates we may develop will require a significant amount of capital, and our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the activities that are necessary to complete the development of palazestrant.

We will be required to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility, including as a result of geopolitical and macroeconomic events such as the COVID-19 pandemic and the ongoing conflict between Ukraine and Russia and related sanctions, could adversely increase our need to access capital and likewise, adversely impact our ability to access capital as and when needed. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of heightening these risks and further increasing economic uncertainty. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts. We also could be required to seek collaborators for palazestrant or any future product candidate at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern over the long term.

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through our initial public offering and private financings. We have incurred net losses of $20.1 million and $32.9 million for the three months ended June 30, 2023 and 2022, respectively. We had an accumulated deficit of $257.4 million as of June 30, 2023. Our losses have resulted principally from expenses incurred in research and development of palazestrant and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our only product candidate, palazestrant, is in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing palazestrant in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for palazestrant in other indications.

While our expenses may fluctuate from period to period, we generally expect to continue to incur increased expenses and operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval for palazestrant. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our working capital. In any particular period, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

In addition, our condensed consolidated financial statements for the three months ended June 30, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for palazestrant. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long term.

We may not realize the expected benefits from our recent corporate restructuring, portfolio prioritization, and workforce reduction and we may incur additional costs or other difficulties implementing such initiatives.

In March 2023, we announced a corporate restructuring and portfolio prioritization to focus our resources on the late-stage clinical development of palazestrant for the treatment of ER+/HER2- metastatic breast cancer. As part of this restructuring, our workforce was reduced by approximately 25%, affecting employees across research, early development, and general and administrative functions.

The restructuring and reduction in force may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our clinical activities and results of operations or financial condition. We incurred one-time accounting charges of approximately $2.8 million, $2.7 million of which was attributable to cash expenditures. We may also incur other charges, costs, future cash expenditures or impairments not currently contemplated due to events that may occur as a result of, or in connection with, the restructuring and reduction in workforce. In addition, we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees, where applicable. We may also discover that the reduction in force and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Moreover, there is no assurance we will be successful in our pursuit of any of our new goals. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, results of operations, and ability to successfully develop palazestrant.

We have never generated revenue from product sales and may never be profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, palazestrant and any future product candidates we may develop. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate revenue from product sales depends heavily on our and our current and potential future collaborators’ success in:

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

Even if palazestrant or any future product candidate that we may develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, EMA or other comparable regulatory agencies to perform clinical trials or nonclinical studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

Risks related to the discovery, development and commercialization of our product candidate

We are substantially dependent on the success of our only product candidate, palazestrant, which is currently in clinical development. If we are unable to complete development of, obtain regulatory approval for and commercialize palazestrant in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

Our future success is heavily dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize palazestrant, our only product candidate. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of palazestrant in our ongoing clinical trials in multiple indications. We are investing significant efforts and financial resources in the research and development of palazestrant. Palazestrant will require additional clinical development, evaluation of clinical, nonclinical and manufacturing activities, marketing approval from government regulators, and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote palazestrant before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. Should our planned clinical development of palazestrant in our lead indications fail to be completed in a timely manner or at all, we will need to rely on our ongoing and planned clinical development of palazestrant in additional indications, which will require more time and resources to obtain regulatory approval and proceed with commercialization and may ultimately be unsuccessful.

We cannot assure you that our planned clinical development programs for palazestrant will be completed in a timely manner, or at all, or that we will be able to obtain approval for palazestrant from the FDA, European Commission (based on the positive opinion of the EMA’s Committee for Medicinal Products for Human Use, commonly referred to as EMA approval), or any comparable foreign regulatory authority. If we are unable to complete development of, obtain regulatory approval for and commercialize palazestrant in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a pivotal clinical trial or submitted a New Drug Application, or NDA, to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for palazestrant, we will be unable to generate product revenue and our business, financial condition, results of operations and prospects will be significantly harmed.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials of palazestrant and any future product candidates we may develop may not be predictive of the results of subsequent clinical trials. We have a limited operating history and to date have not demonstrated our ability to complete large-scale clinical trials.

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

Our future clinical trials may not be successful. If any product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business, financial condition, results of operations and prospects may be significantly harmed. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in composition of the patient populations, adherence to the dosing regimen and other trial protocols and the dropout rate among clinical trial participants. Patients treated with palazestrant or product candidates we may develop in the future may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to palazestrant or product candidates we may develop. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market palazestrant or any future product candidates we may develop.

We do not know whether our current clinical trial of palazestrant or any future clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market palazestrant or any future product candidates we may develop. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. If we are unable to bring palazestrant or any future product candidates to market, our ability to create long-term stockholder value will be limited.

In addition, we may rely in part on nonclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for palazestrant. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, our development programs may be significantly delayed, and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA or foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit an application seeking approval of palazestrant or any future product candidates we may develop. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of palazestrant or any future product candidates we may develop. Even if regulatory approval is secured for palazestrant, the terms of such approval may limit the scope and use of palazestrant, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of palazestrant, including and any other indication we are seeking for approval under palazestrant.

The regulatory approval processes of the FDA, EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for palazestrant or any future product candidates we may develop, our business, financial condition, results of operations and prospects will be significantly harmed.

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

Applications for palazestrant could fail to receive regulatory approval for many reasons, including the following:

●	the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;
●	the FDA, EMA or other comparable foreign regulatory authorities may determine that palazestrant is not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
●	the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
●	the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
●	the data collected from clinical trials of palazestrant may not be sufficient to support the submission of a NDA, or other submission or to obtain regulatory approval in the United States or elsewhere;
●	we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that palazestrant’s risk-benefit ratio for its proposed indication is acceptable;
●	the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market palazestrant, which would significantly harm our business, financial condition, results of operations and prospects.

In addition, even if we obtain approval of palazestrant for a lead indication, regulatory authorities may not approve palazestrant for other indications, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy, or REMS. Certain regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or may approve palazestrant with a label that does not include the labeling claims necessary or desirable for successful. In addition, regulatory authorities in certain countries may not approve the price we intend to charge for the product we develop. If we are unable to obtain regulatory approval of palazestrant, or if regulatory approval is limited, our business, financial condition, results of operation and prospects will be significantly harmed.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

We may experience delays in clinical trials of palazestrant or any future product candidate we may develop. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA, EMA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
●	obtaining regulatory authorizations to commence a trial or reaching a consensus with regulatory authorities on trial design;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining approval from one or more institutional review boards, or IRBs;
●	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
●	changes to clinical trial protocol;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;
●	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post- treatment follow-up;
●	delays in enrollment by subjects, or completion of the trial by subjects, due to the COVID-19 pandemic;
●	subjects choosing an alternative treatment for the indication for which we are developing palazestrant, or participating in competing clinical trials;

●	lack of adequate funding to continue the clinical trial;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	regulatory authorities imposing a clinical hold;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	shutdowns, either temporarily or permanently, of any facility manufacturing palazestrant or any future product candidate we may develop or any of their components, including by order from the FDA, competent authorities of EU Member States or comparable foreign regulatory authorities due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of palazestrant or any future product candidate we may develop in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or other regulatory requirements;
●	third-party contractors not performing data collection or analysis in a timely or accurate manner; or
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

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

Further, conducting clinical trials in foreign countries, as we may do for palazestrant or product candidates we may develop in the future, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

If we experience delays in the completion of, or termination of, any clinical trial of palazestrant or any product candidates we may develop in the future, the commercial prospects of palazestrant or any product candidates we may develop in the future will be harmed, and our ability to generate product revenues from palazestrant or any product candidates we may develop in the future will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down palazestrant’s or any product candidates we may develop in the future’s development and approval process and jeopardize our ability to commence product sales and generate revenues.

In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of palazestrant or any product candidates we may develop in the future. Any delays in our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize palazestrant or any product candidates we may develop in the future and our competitors may be able to bring products to market before we do, and the commercial viability of palazestrant or any product candidates we may develop in the future could be significantly reduced. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

Although we have received Fast Track designation for palazestrant for ER+/HER2- metastatic breast cancer that has progressed following one or more lines of endocrine therapy with at least one line given in combination with a CDK4/6 inhibitor, we may be unable to obtain or maintain the benefits associated with such designation.

In July 2022, we were granted FDA Fast Track designation for palazestrant for ER+/HER2- metastatic breast cancer that has progressed following one or more lines of endocrine therapy with at least one line given in combination with a CDK4/6 inhibitor. If a drug is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. NDAs submitted for Fast Track designated drugs may qualify for priority review, accelerated approval and rolling submission under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. In addition, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval.

Because we are pursuing a variety of target indications for palazestrant, we may expend our limited resources to pursue a particular indication and fail to capitalize on indications or additional product candidates that may be more profitable or for which there is a greater likelihood of success.

We are currently focused on pursuing a variety of target indications for palazestrant, and we have expended, and plan to continue to expend, significant resources to pursue these and other indications for palazestrant. In addition, in March 2023, we underwent a corporate restructuring and portfolio prioritization to focus our resources on late-stage clinical development of palazestrant. We also may in the future spend our resources on other research programs and product candidates for specific indications that ultimately do not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

Even if approved, palazestrant may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even if palazestrant receives regulatory approval, it may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance would depend on a number of factors, including:

●	the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
●	the timing of market introduction of the product candidate as well as competitive products;
●	the clinical indications for which the product candidate is approved;
●	restrictions on the use of palazestrant, such as boxed warnings or contraindications in labeling, or a REMS, if any, which may not be required of alternative treatments and competitor products;
●	the potential and perceived advantages of product candidates over alternative treatments;
●	the cost of treatment in relation to alternative treatments;
●	our pricing and the availability of coverage and adequate reimbursement by third-party payors, including government authorities;
●	the availability of palazestrant for use as a combination therapy;
●	relative convenience and ease of administration;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the effectiveness of sales and marketing efforts;
●	unfavorable publicity relating to palazestrant or similar approved products or product candidates in development by third parties; and
●	the approval of other new therapies for the same indications.

If palazestrant is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue, which could significantly harm our business, financial condition, results of operations and prospects.

If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for palazestrant, or any future product candidate we may develop, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Additionally, certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants.

Patient enrollment may also be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as palazestrant, or any future product candidate we may develop, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment for any of our clinical trials may be affected by other factors, including:

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

Our inability to enroll and maintain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for palazestrant or any future product candidate we may develop and jeopardize our ability to obtain marketing approval for the sale of palazestrant or any product candidate we may develop in the future. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

We intend to develop palazestrant, and may develop future product candidates, in combination with other therapies, which exposes us to additional risks.

We intend to develop palazestrant, and may develop other future product candidates, in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, in December 2021, we initiated a Phase 1b clinical study of palazestrant in a combination trial with a cyclin-dependent kinase 4 and 6 inhibitor, and in the third quarter of 2022 we initiated Phase 1b clinical studies of palazestrant in combination with another CDK4/6 inhibitor and with a PI3Ka inhibitor.

Even if palazestrant, or any future product candidate we develop, were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with palazestrant, or any future product candidate we may develop, are replaced as the standard of care for the indications we choose for palazestrant or any future product candidate we may develop, the FDA, EMA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own product, if approved, being removed from the market or being less successful commercially.

We also may choose to evaluate palazestrant or future product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell palazestrant, or any future product candidate we may develop, in combination with an unapproved cancer therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved cancer therapies face the same risks described with respect to palazestrant currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA, EMA or comparable foreign regulatory approval.

If the FDA, EMA or comparable foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with palazestrant or future product candidates we may develop, we may be unable to obtain approval of or market such combination therapy.

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

The incidence and prevalence for target patient populations of palazestrant are based on estimates and third-party sources. If the market opportunities for palazestrant, or any future product candidate we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

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

The incidence and prevalence for target patient populations of palazestrant are based on estimates and third-party sources. These estimates may be inaccurate or based on imprecise data. For example, the total addressable market opportunity will depend on, among other things, acceptance of our drugs by the medical community and patient access, drug pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to. If the market opportunities for palazestrant, or any future product candidate we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

Interim, initial, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our nonclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, palazestrant or any future product candidates we may develop may be harmed, which could significantly harm our business, financial condition, results of operations and prospects.

We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than palazestrant, or product candidates we may develop in the future, our commercial opportunities will be negatively impacted.

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with palazestrant. Any product candidate that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are attempting to develop palazestrant. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. In addition, palazestrant and any product candidate that we may develop in the future may need to compete with off-label drugs used by physicians to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with palazestrant and any product candidate that we may develop in the future.

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

If we are successful in developing palazestrant, it may compete against existing products and product candidates in development, to the extent any such product candidates are approved, for the treatment of estrogen receptor- positive, or ER+, breast cancer, including fulvestrant, marketed as Faslodex® by AstraZeneca PLC and or any generic equivalents of Faslodex® that are marketed or in development; elacestrant, marketed as ORSERDUTM by Stemline Therapeutics Inc.; giredestrant (GDC-9545), being developed by Roche Holding AG/Genentech, Inc.; camizestrant (AZD9833), being developed by AstraZeneca PLC; imlunestrant (LY3484356), being developed by Eli Lilly and Co.; vepdegestrant (ARV-471), being developed by Arvinas, Inc.; and lasofoxifene, being developed by Sermonix Pharmaceuticals.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, receive greater levels of reimbursement or are less expensive than products we may develop. Our competitors also may obtain marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if palazestrant or other product candidates we may develop in the future achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or palazestrant or product candidates we may develop in the future obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our product we may develop, if approved, would be adversely affected.

Changes in methods of palazestrant manufacturing or formulation may result in additional costs or delay.

As palazestrant progresses through nonclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause palazestrant to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of palazestrant and jeopardize our ability to commercialize palazestrant, if approved, and generate revenue.

Any product candidate we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. If we obtain marketing approval of palazestrant, or any future product candidate we may develop, sales of such product will depend substantially, both in the United States and internationally, on the extent to which the costs of the product will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only at inadequate levels, we may not be able to successfully commercialize palazestrant or any future product candidates we may develop. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and requiring substitutions of generic products and/or biosimilars. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA- approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our product. Nonetheless, palazestrant or any future product candidates we may develop may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as palazestrant or any future product candidates we may develop. In many countries, particularly the countries of the European Union, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of palazestrant or any future product candidates we may develop to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for palazestrant or any future product candidates we may develop. Accordingly, in markets outside the United States, the reimbursement for any product that we commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Guidelines and recommendations published by various organizations can reduce the use of palazestrant or any future product candidates we may develop.

Government agencies promulgate regulations and guidelines directly applicable to us and to palazestrant or any future product candidates we may develop. In addition, professional societies, such as practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the healthcare and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of palazestrant or any future product candidates we may develop or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of palazestrant or any future product candidates we may develop.

Risks related to regulatory approval and other legal compliance matters

We may be unable to obtain U.S. or foreign regulatory approvals and, as a result, may be unable to commercialize palazestrant or any future product candidate we may develop.

Palazestrant is, and any product candidate we develop in the future will be, subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. We cannot provide any assurance that palazestrant or any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

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

We may also become subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials and manufacturing of palazestrant. The foreign regulatory approval process varies among countries, and generally includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval.

Our business entails a significant risk of product liability and if we are unable to obtain sufficient insurance coverage, such inability could significantly harm our business, financial condition, results of operations and prospects.

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA, EMA or other regulatory authority investigation of the safety and effectiveness of our product, our manufacturing processes and facilities or our marketing programs. The FDA, EMA or other regulatory authority investigations could potentially lead to a recall of our product or more serious enforcement action, limitations on the approved indications for which it may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our product, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing palazestrant, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could significantly harm our business, financial condition, results of operations and prospects.

Palazestrant and any future product candidates we develop may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could inhibit regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

As is the case with pharmaceuticals generally, there have been side effects and adverse events associated with the use of palazestrant, and it is likely that there may be additional side effects and adverse events associated with the use of palazestrant or any future product candidates we may develop. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by palazestrant or any future product candidates we may develop could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or other comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

If palazestrant or any future product candidates we may develop are associated with undesirable side effects or have unexpected characteristics in nonclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete a trial, or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may significantly harm our business, financial condition, results of operations and prospects.

Patients in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our nonclinical studies or previous clinical trials. Palazestrant or any future product candidates we may develop, may be used as chronic therapies or be used in pediatric populations, for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if palazestrant or any future product candidates we may develop, are used in combination with other therapies, palazestrant or any future product candidates we may develop may exacerbate adverse events associated with the therapy and it may not be possible to determine whether it was caused by our product or the one with which it was combined. Patients treated with palazestrant or any future candidates we may develop, may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to palazestrant or any future product candidates we may develop, but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, competent authorities of EU Member States, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could significantly harm our business, financial condition, results of operations and prospects. Further, if palazestrant obtains marketing approval, toxicities associated with palazestrant and not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether palazestrant will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on nonclinical studies or early-stage clinical trials.

The FDA, EMA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.

We may choose to conduct international clinical trials in the future. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the United States population and United States medical practice; (2) the trials are performed by clinical investigators of recognized competence and pursuant to current GCP requirements; and (3) the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in palazestrant or any future product candidates we may develop not receiving approval for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of palazestrant, or any product candidate we develop in the future, in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of palazestrant, or any product candidate we develop in the future, in other jurisdictions.

Obtaining and maintaining regulatory approval of palazestrant, or any product candidate we develop in the future, in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA, EMA or other foreign regulatory authority grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our product is also subject to approval.

Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of palazestrant, or any product candidate we develop in the future, will be harmed.

Even if palazestrant, or any product candidate we develop in the future, receives regulatory approval, it will be subject to significant post-marketing regulatory requirements and oversight.

Any regulatory approvals that we may receive for palazestrant, or any product candidate we develop in the future, will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve palazestrant, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or applicable foreign regulatory authorities approve palazestrant or any product candidate we develop in the future, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for palazestrant will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize palazestrant, or any product candidate we may develop in the future, and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of palazestrant or any product candidate we may develop in the future. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If palazestrant or any future product candidate we may develop is approved for marketing, and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as palazestrant or any future product candidates we may develop, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for palazestrant or any future product candidates we may develop, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label based on the physician’s independent medical judgment. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of palazestrant or any future product candidates we may develop, if approved, we could become subject to significant liability, which would significantly harm our business, financial condition, results of operations and prospects.

Disruptions at the FDA, EMA, applicable foreign regulatory authorities, the SEC, and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could significantly harm our business, financial condition, results of operations and prospects.

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

We may in the future seek an accelerated approval for palazestrant or future product candidates we may develop. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Third-party payors may refuse to provide coverage or reimbursement for the drug until the confirmatory studies are complete. Additionally, if such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

Prior to seeking accelerated approval for palazestrant, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation (e.g., breakthrough therapy designation) for palazestrant, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for palazestrant would result in a longer time period to commercialization of such product candidate, could increase the cost of development of palazestrant and could harm our competitive position in the marketplace.

We may face difficulties from changes to current regulations and future legislation.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of palazestrant or any future product candidates we may develop. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

For example, at the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-expenditure single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the recent reform activity, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize palazestrant or any future product candidates we may develop.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of palazestrant or any future product candidates we may develop, if any, may be.

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
●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers.

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

State, federal, and international laws, regulations, and rules govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation, or the GDPR, which extends the enforcement of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the

European Economic Area, or EEA, or the UK, security breach notifications and the security and confidentiality of personal data. Further, the UK has implemented legislation similar to the GDPR, including the UK Data Protection Act and the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher.

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

In addition, we may be unable to receive and/or further transfer onwards personal data that is processed subject to the EU GDPR and/or UK GDPR, or certain other data privacy and security regimes, due to limitations on cross-border data flows and/or actual or de facto data localization requirements. In particular, the EU GDPR and UK GDPR significantly restrict the transfer of personal data to the United States and other countries whose privacy laws are considered ‘inadequate’ for the purposes of either or both of those regulations. Although there are currently various mechanisms that may be used to effect such cross-border transfers of personal data in compliance with the EU GDPR and UK GDPR, such as the European Commission’s ‘Standard Contractual Clauses’, the United Kingdom’s ‘International Data Transfer Agreement / Addendum’, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), all such mechanisms are subject to legal challenges, and there is no assurance that we can always satisfy or rely on these mechanisms to lawfully effect cross-border transfers of personal data where required.

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

Additionally, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition, other states have enacted or proposed data privacy laws. For example, Virginia, Colorado, Utah and Connecticut all passed comprehensive privacy laws that have or will go into effect in 2023. While some of these state laws, like the CCPA, exempt some data processed in the context of clinical trials, these laws demonstrate our vulnerability to the evolving regulatory environment related to personal information and make it difficult to predict the impact of such laws on our business or operations. Aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

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

Our employees and personnel may use generative artificial intelligence, or AI, technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and related sanctions, and recent bank failures and financial instability. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and related sanctions, recent bank failures and financial instability, increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize palazestrant or any other product candidate will be limited and the potential for successfully growing our business will be harmed.

If we are unable to establish sales or marketing capabilities or enter into agreements with third parties to sell or market palazestrant or any product candidate we may develop in the future, we may not be able to successfully sell or market palazestrant or any future product candidate we may develop that obtain regulatory approval.

We currently do not have, and have never had, a marketing or sales team. In order to commercialize any product candidates, if approved, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market palazestrant or any future product candidate we may develop. We may not be successful in accomplishing these required tasks.

Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize palazestrant or any product candidate we may develop in the future will be expensive and time-consuming, and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of palazestrant or any product candidate we may develop in the future that we obtain approval to market, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize palazestrant or any product candidate we may develop in the future which may receive regulatory approval or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Factors that may affect our ability to commercialize palazestrant, or any future product candidate we may develop, on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to or persuading adequate numbers of physicians to prescribe palazestrant or any future product candidates we may develop and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-

consuming and could delay the launch of palazestrant or any future product candidate we may develop. We may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of palazestrant or any future product candidate we may develop, we may not generate revenues from such product candidate or be able to reach or sustain profitability.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2023, we had 72 employees, 67 of whom were full-time, including 47 employees engaged in research and development. In March 2023, we implemented a reduction in force, which reduced our workforce by approximately 25% as part of our corporate restructuring and portfolio prioritization. However, in order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our internal development efforts effectively, including the clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for palazestrant and any other future product candidates we may develop, while complying with any contractual obligations to contractors and other third parties we may have; and
●	improving our operational, financial and management controls, reporting systems and procedures.

In addition, we expect to be conducting multiple clinical trials of palazestrant for several different indications concurrently. Given the small size of our organization, we may encounter difficulties managing multiple clinical trials at the same time, which could negatively affect our ability to manage growth of our organization, particularly as we take on additional responsibility associated with being a public company. Our future financial performance and our ability to successfully develop and, if approved, commercialize, palazestrant and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of palazestrant and any other future product candidates we may develop or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize palazestrant and any other future product candidates we may develop and, accordingly, may not achieve our research, development and commercialization goals.

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

If such an event were to occur or were alleged to have occurred and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information, it could result in a material disruption or termination of our drug discovery and development programs and our business operations, whether due to a loss of our trade secrets, personal information, or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs and divert resources from other efforts. For example, in November 2021, we were alerted to falsified information circulating on social media relating to our planned poster presentation for the Phase 1 dose-escalation portion of the ongoing Phase 1/2 clinical study of palazestrant at the San Antonio Breast Cancer Symposium. Additionally, the loss or compromise of clinical trial data from completed or future clinical trials could result in delays or revocation of our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture palazestrant, and similar events relating to their computer systems could also have a material adverse effect on our business. We may have insufficient recourse against such third parties, and we may have to expend significant resources to mitigate the impact of such an event, to develop and implement protections to prevent future events of this nature from occurring, and to address other related concerns or issues. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of palazestrant could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

We intend to seek approval to market palazestrant in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for palazestrant, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of palazestrant. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of palazestrant will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for palazestrant and may be affected by existing and future healthcare reform measures.

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

In addition, in most foreign countries, including a number of EU Member States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of palazestrant to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for our product. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our product is unavailable or limited in scope or amount, our potential revenues from sales and the potential profitability of palazestrant in those countries would be negatively affected.

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

Our ability to develop palazestrant or any future product candidates we may develop could be disrupted if our operations or those of our suppliers are affected by man-made or natural disasters or other business interruptions. Our corporate headquarters are located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and business could suffer in the event of a major earthquake, fire or other natural disaster.

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

A variety of risks associated with marketing palazestrant or any future product candidate we may develop internationally could significantly harm our business, financial condition, results of operations and prospects.

We plan to seek regulatory approval of palazestrant or any future product candidates we may develop outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for palazestrant and any future product candidates that we may develop and technologies related to their various uses. We generally seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad related to palazestrant, our proprietary technologies, and their manufacture and uses that are important to our business, as well as inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We may also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending applications from third parties. If we or our potential licensors are unable to obtain or maintain patent protection with respect to palazestrant, proprietary technologies and their uses, our business, financial condition, results of operations and prospects could be significantly harmed.

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

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Thus, the degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to palazestrant or any future product candidates we may develop could significantly harm our business, financial condition, results of operations and prospects.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting palazestrant or any future product candidates we may develop by obtaining and defending patents. These risks and uncertainties include the following:

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

The patent positions of biopharmaceutical companies generally are highly uncertain, involve complex legal and factual questions for which important legal principles remain unsolved and have been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect palazestrant or which effectively prevent others from commercializing competitive technologies and product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance. Legal standards relating to valid and enforceable claim scope are unsettled in the United States and elsewhere and disputes challenging or re-defining scope are common in the biopharmaceutical industry. Even if patent applications we own or in-license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether palazestrant or any future product candidates we may develop will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could significantly harm our business, financial condition, results of operations and prospects.

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

We may be subject to a third-party pre-issuance submission of prior art to the USPTO or other jurisdictions, or become involved in post-grant challenges such as opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings, or in litigation, challenging our patent rights, including by challenging the validity or the claim of priority of our patents. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize palazestrant or any future product candidates we may develop and compete directly with us, without payment to us. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of palazestrant or any future product candidates we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, including art of which we were unaware, and art which was not raised during prosecution of any of our patent applications. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would significantly impact our business, financial condition, results of operations and prospects. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates or could embolden competitors to launch products or take other steps that could disadvantage us in the marketplace or draw us into additional expensive and time-consuming disputes. Should any of these events occur, it could significantly harm our business, financial condition, results of operations and prospects.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	we may not be able to detect infringement of our issued patents;
●	others may be able to develop products that are similar to palazestrant, or any future product candidates we may develop, but that are not covered by the claims of the patents that we may in-license in the future or own;
●	our competitors may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell palazestrant or any future product candidates we may develop;
●	we, or our current or future collaborators or license partners, might not have been the first to make the inventions covered by the issued patents or patent application that we may in-license in the future or own;
●	we, or our current or future collaborators or license partners, might be found not have been the first to file patent applications covering certain of our or their inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	it is possible that the pending patent applications we may in-license in the future or own will not lead to issued patents;
●	it is possible that there are prior public disclosures that could invalidate our patents, or parts of our patents, for which we are not aware;
●	issued patents that we hold rights to may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	issued patents may not have sufficient term or geographic scope to provide meaningful protection;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	the patents of others may have an adverse effect on our business; and
●	we may choose not to file a patent in order to maintain certain trade secrets, and a third party may subsequently file a patent covering such intellectual property.

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

Our commercial success depends in part on avoiding infringement, misappropriation or other violations of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe, misappropriate or otherwise violate patents or other intellectual property rights owned or controlled by third parties. A finding by a court or administrative body that we infringe the claims of issued patents owned by third parties could preclude us from commercializing palazestrant or any future product candidates we may develop.

Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import palazestrant or any future product candidates we may develop and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, and proceedings, such as oppositions, reexaminations, IPR proceedings and PGR proceedings, before the USPTO and/or corresponding foreign patent offices. In addition, many companies in intellectual property-dependent industries, including the biopharmaceutical industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. Numerous third-party U.S. and foreign issued patents and pending patent applications may exist in the fields in which we are developing palazestrant or any future product candidates we may develop. There may be third-party patents or patent applications with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of palazestrant or any future product candidates we may develop. For example, we are aware of certain third-party patent applications and patents in the United States and abroad that include disclosure of chemical structures sharing certain similarities with palazestrant. It is possible that one or more of such third parties could pursue patent claims or assert patent claims that allegedly encompass palazestrant.

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

As the biopharmaceutical industry expands and more patents are issued, the risk increases that palazestrant, or any future product candidates we may develop, may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of palazestrant, or any future product candidates we may develop, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that palazestrant or any future product candidates we may develop may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Still further, we cannot rely on our experience that third parties have not so far alleged that we infringe their patent rights, as provisions of U.S. patent laws provide a safe harbor from patent infringement for therapeutic products under clinical development. If and when we submit an NDA that safe harbor will expire.

Any claims of patent infringement, misappropriation or other violations asserted by third parties would be time consuming and could:

●	result in costly litigation that may cause negative publicity;
●	cause development delays;
●	prevent us from commercializing palazestrant or any future product candidates we may develop;
●	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
●	subject us to significant liability to third parties; or
●	require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology.

Any patent-related legal action against us claiming damages or seeking to enjoin commercial activities relating to our products, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market palazestrant or any future product candidates we may develop. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or a future strategic partner were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign palazestrant or any future product candidates we may develop processes to avoid infringement, if necessary.

An adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing palazestrant or any future product candidates we may develop, which could significantly harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing palazestrant and future product candidates and technologies.

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

We may not be successful in obtaining or maintaining necessary rights from third parties for that we identify as necessary for palazestrant through acquisitions and in-licenses.

Because our development programs may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights.

While we may have issued patents that cover palazestrant, it is possible that third parties may have blocking patents that prevent us from marketing, manufacturing or commercializing our own patented products and practicing our own patented technology.

We may be unsuccessful in acquiring or in-licensing compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for practicing inventions claimed by our patents, including the manufacture, sale and use of palazestrant and any future product candidates we may develop. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could significantly harm our business, financial condition, results of operations and prospects.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

Competitors or other third parties may infringe, misappropriate or otherwise violate our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement or other intellectual property claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we may in-license in the future or own is not valid, is unenforceable, and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our owned patents or future in-licensed patents do not cover the technology in question. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at palazestrant or any future product candidates we may develop, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring palazestrant or any future product candidates to market. Should any of these events occur, it could significantly harm our business, financial condition, results of operations and prospects.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of our licensors and the enforcement or defense of our issued patents or those of our licensors.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy- Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our licensors are the first to either (1) file any patent application related to palazestrant or any future product candidate we may develop or (2) invent any of the inventions claimed in the patents or patent applications.

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

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect palazestrant or any future product candidates we may develop.

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

Patent terms may be inadequate to protect our competitive position on palazestrant or any future product candidates we may develop for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but there can be no assurance that any such extensions will be obtained, and the life of a patent, and the protection it affords, is limited. Even if patents covering palazestrant or any future product candidates we may develop are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

If we do not obtain patent term extension for palazestrant or any future product candidates we may develop, our business, financial condition, results of operations and prospects may be significantly harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of palazestrant or any future product candidates we may develop, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch- Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of palazestrant or any future product candidates we may develop. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be significantly harmed. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and nonclinical data and launch their product earlier than might otherwise be the case.

We will not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we will not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These infringing products may compete with palazestrant or any future product candidates we may develop, without any available recourse.

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

We have entered into and may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, lessees of shared multi-company property and other third parties. Many of our employees and consultants were previously employed at, or may have previously provided or may be currently providing consulting services to, other biopharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may become subject to litigation where a third party asserts that we or our employees or consultants inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing palazestrant or any future product candidates or technologies we may develop. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, and cause us to lose valuable intellectual property rights or personnel, which could significantly harm our business, financial condition, results of operations and prospects. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

We may enter into license agreements in the future with others to advance our research or allow commercialization of palazestrant or any future product candidates we may develop. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in our licenses.

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

Risks related to our dependence on third parties

We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize palazestrant or future product candidates we may develop and our business, financial condition, results of operations and prospects could be significantly harmed.

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our nonclinical studies and clinical trials and to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for palazestrant in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with

GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Further, these investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to palazestrant and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If independent investigators or CROs fail to devote sufficient resources to the development of palazestrant, or if CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize palazestrant. As a result, our results of operations and the commercial prospects for palazestrant would be harmed, our costs could increase and our ability to generate revenues could be delayed or precluded entirely, and our business, financial condition, results of operations and prospects could be significantly harmed.

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

We contract with third parties for the manufacture of palazestrant for nonclinical studies and our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of palazestrant or other drugs necessary for the development or commercialization of palazestrant or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of palazestrant for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of palazestrant for nonclinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements for palazestrant. Furthermore, the raw materials for palazestrant are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of palazestrant for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

We expect to continue to rely on third-party manufacturers for the commercial supply of palazestrant, if we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	the failure of the third party to manufacture palazestrant according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over palazestrant or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
●	disruptions resulting from the impact of public health pandemics or epidemics (including, for example, the COVID-19 pandemic);
●	the reduction or termination of production or deliveries by suppliers, or the raising of prices or renegotiation of terms;
●	the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;
●	the breach by the third-party contractors of our agreements with them;
●	the failure of third-party contractors to comply with applicable regulatory requirements;
●	the failure of the third party to manufacture palazestrant according to our specifications;
●	the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
●	clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
●	the misappropriation of our proprietary information, including our trade secrets and know-how.

We do not have control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of palazestrant, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market palazestrant, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of palazestrant or other drugs necessary for the development or commercialization of palazestrant and significantly harm our business, financial condition, results of operations and prospects.

Furthermore, if the third-party providers of therapies or therapies in development used in combination with palazestrant are unable to produce sufficient quantities for clinical trials or for commercialization of palazestrant, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations and prospects.

For example, for our Phase 1b clinical study of palazestrant in combination with KISQALI® (ribociclib) or PIQRAY® (alpelisib), or the Novartis Study Drugs, in patients with metastatic ER+ breast cancer, we entered into an Amended and Restated Clinical Collaboration and Supply Agreement with Novartis Institutes for BioMedical Research, Inc., or Novartis, or the Novartis Agreement. Under the terms of the Novartis Agreement, Novartis is providing KISQALI® (ribociclib) and PIQRAY® (alpelisib) for the clinical trial. If Novartis is unable to timely manufacture or provide KISQALI® (ribociclib) or PIQRAY® (alpelisib), or if the Novartis Agreement terminates and we are unable to obtain KISQALI® (ribociclib) or PIQRAY® (alpelisib) on the current terms, our Phase 1b clinical study may be delayed and the cost to us to conduct this trial may significantly increase, which would significantly harm our business, financial condition, results of operations and prospects. For a description of the Novartis Agreement, see the section titled “Business - Clinical Trial Collaboration and Supply Agreement with Novartis” in our Annual Report on Form 10-K.

Our current and anticipated future dependence upon others for the manufacture of palazestrant or other drugs necessary for the development or commercialization of palazestrant may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of palazestrant for clinical trials or our product for patients, if approved, could be delayed or prevented.

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

We have entered into collaborations with third parties for the development and commercialization of palazestrant. If those collaborations are not successful, we may not be able to capitalize on the market potential of palazestrant.

We have third-party collaborators for the development and commercialization of palazestrant. Our likely collaborators for any future collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

We have, and will likely continue to have, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of palazestrant. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving palazestrant could pose numerous risks to us, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
●	collaborators may deemphasize or not pursue development and commercialization of palazestrant or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with palazestrant if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;
●	collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property related proceedings;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of palazestrant or that result in costly litigation or arbitration that diverts management attention and resources;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
●	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all; and
●	if a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.

If we decide to establish collaborations in the future but are not able to establish those collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of palazestrant or any future product candidates we may develop will require substantial additional cash to fund expenses. We may continue to seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

If we seek collaborations in the future, we will face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for palazestrant or any future product candidates we may develop. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

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

If and when we seek to enter into additional collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop palazestrant or any future product candidates we may develop or bring them to market and generate product revenue.

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

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2022 to August 4, 2023 has ranged from a low of $2.04 to a high of $9.72. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

●	the timing and results of nonclinical studies and clinical trials of palazestrant or any future product candidates we may develop or those of our competitors;
●	the success of competitive products or announcements by potential competitors of their product development efforts;
●	regulatory actions with respect to our product candidate or our competitors’ products;
●	actual or anticipated changes in our growth rate relative to our competitors;

●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	market conditions in the pharmaceutical and biotechnology sector;
●	changes in the structure of healthcare payment systems;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders; and
●	general geopolitical, macroeconomic, industry and market conditions, including the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and related sanctions, and recent bank failures and financial instability.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	timing and variations in the level of expense related to the ongoing development of palazestrant or future development programs;
●	timing and status of enrollment for our clinical trials;
●	impacts from geopolitical and macroeconomic events on us or third parties with which we engage;
●	results of clinical trials, or the addition or termination of clinical trials or funding support by us or potential future partners;

●	our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under potential future arrangements or the termination or modification of any such potential future arrangements;
●	any intellectual property infringement, misappropriation or violation lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
●	additions and departures of key personnel;
●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	if palazestrant or any future product candidate we may develop receive regulatory approval, the timing and terms of such approval and market acceptance and demand for such product candidates;
●	the timing and cost to establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with current or future collaborators;
●	regulatory developments affecting palazestrant or any future product candidate we may develop or those of our competitors; and
●	changes in general market and economic conditions.

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

As of June 30, 2023, we had 41,122,482 shares of common stock outstanding. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

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

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to palazestrant or future product candidates we may develop on unfavorable terms to us.

We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to palazestrant or future product candidates we may develop, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

We qualify as a “smaller reporting company” within the meaning of the Exchange Act and may take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates was less than $560.0 million measured on the last business day of our second fiscal quarter for the year ending December 31, 2022, we qualify as a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and presenting reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Olema Pharmaceuticals, Inc.

Date: August 8, 2023	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)
Olema Pharmaceuticals, Inc.

Date: August 8, 2023	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Operating and Financial Officer (Principal Financial Officer and Principal Accounting Officer)