Form 10-Q
period 2023-09-30
Olema Pharmaceuticals, Inc.
filed 2023-11-07
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the number of outstanding shares of the Registrant’s common stock was 54,769,800.

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$117,407	$23,702
Marketable securities	159,494	180,719
Prepaid expenses and other current assets	5,107	4,478
Total current assets	282,008	208,899
Property and equipment, net	1,056	1,480
Operating lease right-of-use assets	2,558	2,495
Other assets and long-term deposits	7,177	2,771
Total assets	$292,799	$215,645

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,207	$374
Operating lease liabilities, current	924	1,015
Accrued and other current liabilities	12,835	15,160
Total current liabilities	15,966	16,549
Operating lease liabilities, net of current portion	1,699	1,550
Total liabilities	17,665	18,099
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 54,749,472 and 40,601,648 shares issued as of September 30, 2023 and December 31, 2022, respectively; 54,601,516 and 40,287,097 shares outstanding as of September 30, 2023 and December 31, 2022, respectively.	4	3
Additional paid-in capital	554,231	408,333
Accumulated other comprehensive loss	(241)	(1,813)
Accumulated deficit	(278,860)	(208,977)
Total stockholders’ equity	275,134	197,546
Total liabilities and stockholders’ equity	$292,799	$215,645

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$19,453	$17,627	$60,268	$60,690
General and administrative	3,889	5,595	14,277	19,079
Total operating expenses	23,342	23,222	74,545	79,769
Loss from operations	(23,342)	(23,222)	(74,545)	(79,769)
Other income (expense):
Interest income	1,919	622	4,774	1,255
Other expense	(79)	(120)	(112)	(94)
Total other income	1,840	502	4,662	1,161
Net loss	$(21,502)	$(22,720)	$(69,883)	$(78,608)
Net loss per share, basic and diluted	$(0.48)	$(0.57)	$(1.66)	$(1.97)
Weighted average shares used to compute net loss per share, basic and diluted	44,977,161	40,036,201	41,999,978	39,930,418

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(21,502)	$(22,720)	$(69,883)	$(78,608)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	277	(276)	1,572	(2,525)
Total comprehensive loss	$(21,225)	$(22,996)	$(68,311)	$(81,133)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except for share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
Balances at June 30, 2023	41,122,482	$3	$419,456	$(518)	$(257,358)	$161,583
Vesting of early exercised stock options	4,660	—	20	—	—	20
Vesting of restricted stock awards	49,318	—	—	—	—	—
Exercise of stock options	213,675	—	891	—	—	891
Issuance of shares under equity private placement, net of issuance costs of $240	13,211,381	1	129,759	—		129,760
Stock-based compensation expense	—	—	4,019	—	—	4,019
Employee stock purchase plan expense	—	—	86	—	—	86
Net unrealized gain on marketable securities	—	—	—	277	—	277
Net loss	—	—	—	—	(21,502)	(21,502)
Balances at September 30, 2023	54,601,516	$4	$554,231	$(241)	$(278,860)	$275,134

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
Balances at December 31, 2022	40,287,097	$3	$408,333	$(1,813)	$(208,977)	$197,546
Vesting of early exercised stock options	18,640	—	80	—	—	80
Vesting of restricted stock awards	147,955	—	—	—	—	—
Exercise of stock options	665,902	—	2,443	—	—	2,443
Issuance of shares under employee stock purchase plan	270,541	—	711	—	—	711
Issuance of shares under equity private placement, net of issuance costs of $240	13,211,381	1	129,759	—	—	129,760
Stock-based compensation expense	—	—	12,574	—	—	12,574
Employee stock purchase plan expense	—	—	331	—	—	331
Net unrealized gain on marketable securities	—	—	—	1,572	—	1,572
Net loss	—	—	—	—	(69,883)	(69,883)
Balances at September 30, 2023	54,601,516	$4	$554,231	$(241)	$(278,860)	$275,134

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2022	39,974,459	$3	$398,756	$(2,398)	$(160,078)	$236,283
Vesting of early exercised stock options	6,990	—	31	—	—	31
Vesting of restricted stock awards	49,318	—	—	—	—	—
Exercise of stock options	53,801	—	106	—	—	106
Stock-based compensation expense	—	—	4,207	—	—	4,207
Employee stock purchase plan expense	—	—	68	—	—	68
Net unrealized loss on marketable securities	—	—	—	(276)	—	(276)
Net loss	—	—	—	—	(22,720)	(22,720)
Balances at September 30, 2022	40,084,568	$3	$403,168	$(2,674)	$(182,798)	$217,699

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	39,797,263	$3	$388,904	$(149)	$(104,190)	$284,568
Vesting of early exercised stock options	20,969	—	93	—	—	93
Vesting of restricted stock awards	147,955	—	—	—	—	—
Exercise of stock options	87,490	—	146	—	—	146
Issuance of shares under employee stock purchase plan	30,891	—	57	—	—	57
Stock-based compensation expense	—	—	13,704	—	—	13,704
Employee stock purchase plan expense	—	—	264	—	—	264
Net unrealized loss on marketable securities	—	—	—	(2,525)	—	(2,525)
Net loss	—	—	—	—	(78,608)	(78,608)
Balances at September 30, 2022	40,084,568	$3	$403,168	$(2,674)	$(182,798)	$217,699

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(69,883)	$(78,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	289	260
Loss on sale of equipment	111	—
Non-cash lease expense	973	975
Non-cash interest income on marketable securities	(3,253)	(216)
Stock-based compensation expense, including employee stock purchase plan expense	12,905	13,968
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	293	61
Other assets and long-term deposits	(5,328)	(1,114)
Accounts payable	1,833	(9)
Accrued and other current liabilities	(2,223)	3,281
Operating lease liabilities	(968)	(952)
Net cash used in operating activities	(65,251)	(62,354)
Cash flows from investing activities:
Purchase of equipment	—	(190)
Maturities of marketable securities	196,760	244,500
Purchases of marketable securities	(170,710)	(169,167)
Disposal of fixed assets	14	—
Net cash provided by investing activities	26,064	75,143
Cash flows from financing activities:
Proceeds from exercise of stock options	2,421	146
Proceeds from issuance of common stock under employee stock purchase plan	711	57
Proceeds from equity private placement, net of issuance costs of $240	129,760	—
Net cash provided by financing activities	132,892	203
Net increase in cash and cash equivalents	93,705	12,992
Cash and cash equivalents at beginning of period	23,702	13,812
Cash and cash equivalents at end of period	$117,407	$26,804

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Olema Pharmaceuticals, Inc. (“Olema” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next-generation targeted therapies for women’s cancers. The Company is initially focused on developing therapies for the treatment of breast cancer. The Company’s wholly-owned, lead product candidate, palazestrant (OP-1250), is a novel oral therapy with combined activity as both a complete estrogen receptor (“ER”) antagonist (“CERAN”) and a selective ER degrader (“SERD”). We expect to enroll the first patient in our proposed Phase 3 monotherapy clinical trial for the treatment of advanced or metastatic breast cancer (OPERA-01) in the fourth quarter of 2023. Palazestrant is also currently being evaluated in Phase 1b/2 clinical studies in combination with palbociclib, ribociclib, and alpelisib, in patients with recurrent, locally advanced or metastatic estrogen receptor-positive (“ER+”), human epidermal growth factor receptor 2 negative (“HER2-”) breast cancer. Furthermore, we announced new preclinical data regarding the discovery of novel compounds targeting KAT6, an epigenetic target that is dysregulated in breast and other cancers.

The Company is located in San Francisco, California and was incorporated in Delaware on August 7, 2006, under the legal name of CombiThera, Inc. and on March 25, 2009, was renamed Olema Pharmaceuticals, Inc. The Company’s principal operations are based in San Francisco, California, and it has operations in Cambridge, Massachusetts. Olema Oncology Australia Pty Ltd was incorporated on January 6, 2021, and is a wholly-owned subsidiary of the Company (collectively with Olema Pharmaceuticals, Inc., referred to as “Olema” or the “Company” herein). It operates in one business segment and therefore has only one reportable segment. The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of geopolitical and macroeconomic events discussed in further detail below, the ability to secure additional capital to fund operations and commercial success of its product candidates. Palazestrant and any future product candidates the Company may develop will require extensive nonclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Private Placement

On September 5, 2023, the Company entered into a securities purchase agreement with institutional and accredited investors for the private placement of 13,211,381 shares of the Company’s common stock (the “Private Placement”) at a price of $9.84 per share, resulting in gross proceeds of approximately $130.0 million. After deducting offering expenses related to the Private Placement of approximately $0.2 million, the net proceeds to the Company from the Private Placement were approximately $129.8 million. The Private Placement closed on September 12, 2023.

Liquidity

The Company had $276.9 million of cash, cash equivalents and marketable securities at September 30, 2023, in addition to an available balance of $25.0 million under the Loan and Security Agreement (the “Loan Agreement”), by and between the Company, as borrower, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”). Management believes that the Company’s cash, cash equivalents, marketable securities, and the amounts available under the Loan Agreement will be sufficient to fund the Company’s current operating plan into 2027.

Impact of Geopolitical and Macroeconomic Events

Global economic and business activities continue to face widespread geopolitical and macroeconomic uncertainties, including labor shortages, inflation rates and the responses by central banking authorities to control such inflation, monetary supply shifts and related financial market risks and instability, risk of a U.S. government shutdown, recession risks, as well as potential disruptions from the Russia-Ukraine conflict and armed conflict between Israel and groups based in surrounding regions, all of which have resulted in volatility in the U.S. and global financial markets and which have led to, and may continue to lead to, additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Any continued or renewed disruption resulting from these factors could negatively impact the Company’s business. The Company continues to monitor the impact of these geopolitical and macroeconomic factors on its results of operations, financial condition and cash flows.

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

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of September 30, 2023, and the statements of operations and comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three- and nine-month periods are also unaudited. The results of operations presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K as filed with the SEC on March 9, 2023 (the “Annual Report”).

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or fewer at the date of purchase. Cash deposits are all in reputable financial institutions in the United States as of September 30, 2023, and December 31, 2022. Cash and cash equivalents consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U.S. dollars and Australian dollars and investments in interest bearing money market funds.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss per common share by the weighted average number of common shares outstanding for the period without consideration of common stock equivalents. Diluted net loss per common share is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities, and by dividing the diluted net loss by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, including unvested early exercised options, unvested restricted stock awards, unvested performance-based restricted stock unit awards and contingently issuable common stock related to the 2020 Employee Stock Purchase Plan (the “ESPP”) are considered potential dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Recent Accounting Pronouncements

There were no new accounting pronouncements that were relevant to the Company as of and for the nine months ended September 30, 2023.

3.	Fair Value Measurement

The Company assesses the fair value of financial instruments based on the provisions of ASC 820, Fair Value Measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$2,712	$—	$—	$2,712
Money market funds	115,029	—	—	115,029
Commercial paper	—	87,639	—	87,639
Corporate bonds	—	3,626	—	3,626
U.S. government treasury bills	37,395	—	—	37,395
Government-sponsored enterprise securities	—	30,834	—	30,834
Total	$155,136	$122,099	$—	$277,235

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$117,741	$—	$—	$117,741
Short-term marketable securities (<12 months to maturity)	156,108	9	(249)	155,868
Long-term marketable securities (>12 months to maturity)	3,627	—	(1)	3,626
Total	$277,476	$9	$(250)	$277,235

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

There were seven marketable securities that have been in a consecutive loss position for more than 12 months as of September 30, 2023. These marketable securities had $0.1 million unrealized losses with a fair value of $19.4 million as of September 30, 2023. The Company does not believe that the total unrealized losses of $0.3 million as of September 30, 2023 are credit-related but are rather a reflection of current market yields and/or current marketplace bid/ask spreads. During the three and nine months ended September 30, 2023, the Company did not recognize any other-than-temporary impairment loss. As of September 30, 2023, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

As of September 30, 2023, all of the Company’s cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U. S. dollars and Australian dollars.

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Lab equipment	$1,695	$2,002
Computer equipment	59	59
Property and equipment, gross	1,754	2,061
Less: Accumulated depreciation	(698)	(581)
Property and equipment, net	$1,056	$1,480

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Reimbursable research and development costs from a collaboration partner	$2,467	$1,387
Prepaid clinical development costs	1,003	506
Prepaid insurance	384	1,738
Interest receivable	419	319
Research and development tax incentive credit receivable	321	—
Prepaid subscriptions and licenses	239	399
Other	274	129
Total	$5,107	$4,478

6.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued research and development related costs	$8,370	$9,105
Accrued employee bonuses	2,849	4,518
Accrued professional fees	1,143	1,091
Accrued payroll related costs	416	296
Accrued taxes	57	68
Early exercise of unvested stock options	—	82
Total	$12,835	$15,160

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

In 2020, the Board and the Company’s stockholders approved and adopted the 2020 Plan. The 2020 Plan permits the grant of options, restricted stock awards, stock appreciation rights, restricted stock unit awards, performance awards, and other awards. The maximum number of shares of common stock that initially issuable under the 2020 Plan was a number not to exceed 6,494,510 shares of the Company’s common stock, which is the sum of (i) 2,152,080 new shares, plus (ii) an additional number of shares not to exceed 4,342,430 shares, consisting of any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the 2014 Plan that, on or after the date on which the 2020 Plan became effective, terminated or expired prior to exercise or settlement; were not issued because the award was settled in cash; were forfeited because of the failure to vest; or were reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2020 Plan automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2021 and continuing through January 1, 2030, in an amount equal to the lesser of (1) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s Board of Directors no later than December 31 of the immediately preceding year.

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.56%	1.89%
Expected term (in years)	6.03	6.03
Expected volatility	86.71%	79.55%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan, the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	8,384,858	$8.59	8.30	$262
Granted	2,361,118	5.24	—	—
Exercised(1)	(705,347)	3.85	—	—
Forfeited	(1,064,318)	6.97	—	—
Outstanding as of September 30, 2023	8,976,311	$8.28	7.95	$53,940

Options vested and exercisable as of September 30, 2023	4,343,726	$9.91	7.34	$23,679
Options expected to vest as of September 30, 2023	4,632,585	$6.75	8.52	$30,106

(1)	Exercised amount includes vesting of early-exercised options and shares returned for taxes withheld for exercise and net transactions.

Early Exercise of Stock Options

The terms of the 2014 Plan permit certain option holders to exercise options before their options are vested, subject to certain limitations. The early exercised options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. Such shares are not deemed to be outstanding for accounting purposes until they vest and are therefore excluded from shares outstanding and from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. A liability is recognized related to the cash proceeds of the unvested options and is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. All early exercised options are vested as of September 30, 2023.

Restricted Stock Awards

The following table summarizes the restricted stock activity under the 2014 Plan during the nine months ended September 30, 2023:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock as of December 31, 2022	295,911	$2.40
Granted	—	—
Vested	(147,955)	2.40
Forfeited	—	—
Unvested restricted stock as of September 30, 2023	147,956	$2.40

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

Expense recognition for PSUs commences when it is determined that attainment of the performance goal is met. As of September 30, 2023, the performance goals were not yet met, and therefore, the Company recorded zero stock-based compensation expense related to the PSUs for the three and nine months ended September 30, 2023.

2020 Employee Stock Purchase Plan

In 2020, the Board and the Company’s stockholders approved and adopted the ESPP. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of the common stock purchased under the ESPP is equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Each offering period is not to exceed 27 months and will include one or more purchase periods (each a “Purchase Period”) as approved by the Board in the offering. A total of 430,416 shares of common stock were initially reserved for issuance pursuant to the ESPP. Subsequently, the number of shares of the Company’s common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of up to ten years, commencing on January 1, 2021 and continuing through January 1, 2030, in amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 860,832 shares of common stock, or (iii) a lesser number of shares determined by the Company’s Board of Directors no later than December 31 of the preceding calendar year.

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the ESPP and the 2022 Inducement Plan was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,801	$2,812	$8,858	$9,088
General and administrative	1,304	1,463	4,047	4,880
Total	$4,105	$4,275	$12,905	$13,968

8.	Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(21,502)	$(22,720)	$(69,883)	$(78,608)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	44,977,161	40,036,201	41,999,978	39,930,418
Net loss per share, basic and diluted	$(0.48)	$(0.57)	$(1.66)	$(1.97)

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	September 30,
	2023	2022
Unvested restricted stock awards outstanding	147,956	345,230
Unvested performance-based restricted stock unit awards outstanding	665,000	—
Options to purchase common stock	8,976,311	8,329,948
Employee stock purchase plan contingently issuable	65,669	182,139
	9,854,936	8,857,317

9.	Leases

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

On August 27, 2020, the Company entered into a lease agreement with 512 2nd Street LLC to lease approximately 3,500 square feet of office space in San Francisco, California (the “Office Space Lease Agreement”). The Office Space Lease Agreement was for a period of two years commencing on September 1, 2020 and ending August 31, 2022. In April 2022, the Company extended the Office Space Lease Agreement up to August 31, 2023 and had one year renewal option to extend the term up to August 31, 2024. The Company decided not to exercise the one-year renewal option at the end of the lease term (i.e., August 31, 2023). According to the terms of the Office Space Lease Agreement, the Company paid a $0.1 million security deposit and is required to pay monthly rent and common area charges. As of September 30, 2023, this security deposit is recorded as prepaid expenses and other current assets in the accompanying condensed consolidated financial statements due to expiration of the lease on August 31, 2023 and expected return of the deposit within 12 months.

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

On August 17, 2023, the Company entered into a sublease agreement with Dropbox, Inc. to sublease approximately 6,713 square feet of office space in San Francisco, California (the “Dropbox Sublease Agreement”). The Dropbox Sublease Agreement is for a period of two years commencing on September 5, 2023 and ending December 31, 2025. According to the terms of the Dropbox Sublease Agreement, the Company paid a $0.1 million security deposit and is required to pay monthly rent and common area charges. The sublease was accounted for under Topic 842 and the Company recorded ROU asset and lease liability of $0.2 million and $0.2 million, respectively, in the accompanying condensed consolidated financial statements.

On August 23, 2023, the Company entered into a lease agreement with The Cambridge Redevelopment Authority to lease approximately 4,020 square feet of office space in Cambridge, Massachusetts (the “Cambridge Lease Agreement”). The Cambridge Lease Agreement is for a period of three years commencing on September 15, 2023 and ending September 14, 2026. According to the terms of the Cambridge Lease Agreement, the Company paid a less than $0.1 million security deposit and is required to pay monthly rent and common area charges. The lease was accounted for under Topic 842 and the Company recorded ROU asset and lease liability of $0.7 million and $0.7 million, respectively, in the accompanying condensed consolidated financial statements.

The following table summarizes total lease expense during the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Straight-line operating lease expense	$320	$973
Short-term lease expense	58	164
Variable lease expense	42	62
Total operating lease expense	$420	$1,199

The following table summarizes supplemental cash flow information during the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$315	$968
Supplemental noncash information on lease liabilities arising from obtaining right-use-assets	$896	$896

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of September 30, 2023 (in thousands):

Years Ending December 31,
2023 (from October 2023)	$262
2024	1,162
2025	1,245
2026	263
Total future minimum lease payments	2,932
Less: Interest	(309)
Total lease liabilities at present value	2,623
Lease liabilities, current	924
Lease liabilities, non-current	$1,699

The following table summarizes lease term and discount rate as of September 30, 2023:

September 30,
2023
Weighted-average remaining lease term (years)	2.47
Weighted-average discount rate	9.00%

10.	Commitments and Contingencies

Loan Agreement

On September 5, 2023, the Company entered into the Loan Agreement by and between the Company and the Bank. The Loan Agreement provides for a four-year senior secured credit facility in an aggregate principal amount of up to $50.0 million (the “Credit Facility”), of which $25.0 million became available upon the closing of the Private Placement, and the remaining $25.0 million may be made available upon approval of the Bank in its discretion. The Credit Facility will mature on August 1, 2027 (the “Maturity Date”). As of September 30, 2023, the Company had not drawn down from the Credit Facility.

The obligations under the Loan Agreement are secured by substantially all of the assets of the Company, subject to limited exceptions.

During the term of the Credit Facility, interest will accrue on any outstanding balance due under the Credit Facility at a floating rate per annum equal to the higher of (i) 8.0% and (ii) the prime rate. During an event of default, any outstanding amount under the Credit Facility will bear interest at a rate of 3.0% in excess of the otherwise applicable rate of interest. The Company will pay certain fees with respect to the Credit Facility, including a prepayment fee on any amount advanced under the Credit Facility to the extent paid prior to the Maturity Date, a final payment fee on the amount advanced under the Credit Facility, and an unused commitment fee of 1.5% on the portion of Credit Facility that remains undrawn as of June 30, 2024, as well as certain other fees and expenses of the Bank.

The Loan Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; material adverse change occurs; delisting; and a material impairment in the Bank’s security interest.  Upon the occurrence of an event of default (subject, in certain cases, to notice and grace periods), obligations under the Loan Agreement may be accelerated.

The Loan Agreement also contains a number of customary representations, warranties and covenants that, among other things, limit the ability of the Company to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of its capital stock; amend certain material documents; redeem or repurchase certain debt; make payments on subordinated debt; and engage in certain transactions with affiliates.

Clinical Collaboration and Supply Agreement

On July 22, 2020, the Company entered into a non-exclusive clinical collaboration and supply agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”). On January 13, 2022, the Company entered into the amended and restated clinical collaboration and supply agreement with Novartis, and on October 9, 2023, the Company and Novartis entered into the amendment no. 1 (the “Novartis Amendment”) to amended and restated clinical collaboration and supply agreement (as amended, the “Novartis Agreement”). The collaboration is focused on the evaluation of the safety, tolerability and efficacy of palazestrant in combination with Novartis’ proprietary CDK4/6 inhibitor Kisqali® (ribociclib) and/or Novartis’ proprietary phosphatidylinositol 3-kinase (“PI3Ka”) Inhibitor Piqray® (alpelisib) (collectively the “Novartis Study Drugs”) as part of the Company’s Phase 1b/2 clinical study of palazestrant in patients with metastatic estrogen receptor-positive breast cancer. The Novartis Amendment, among other things, expanded our clinical collaboration with Novartis, increasing the size of the ongoing Phase 1/2 clinical study testing palazestrant in combination with ribociclib to approximately 60 patients. The Company will be responsible for the conduct of the clinical trials for the combined therapies in accordance with a mutually agreed development plan. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

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

Costs associated with research activities performed under the agreement are included in research and development expenses in the accompanying condensed consolidated financial statements, with any reimbursable costs from Novartis reflected as a reduction of such expenses. For the three and nine months ended September 30, 2023, costs reimbursable from Novartis were $0.6 million and $2.0 million, respectively. As of September 30, 2023, the Company had incurred the full agreed-upon reimbursement amount. The receivable due from Novartis was $2.5 million, which is recorded under prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection to the Pfizer Agreement are included in the research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023, and 2022.

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

The $8.0 million upfront payment was incurred in June 2022 and recorded as research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as research and development expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be accrued as a provision to cost of sales in the period when achievement of respective milestone target is probable. As of September 30, 2023, it was determined that it is not probable to achieve any of the milestone targets, and therefore, the Company recorded zero expense related to the milestone for the three and nine months ended September 30, 2023.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of September 30, 2023, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 30, 2023, and December 31, 2022, the Company had not incurred any material costs as a result of such indemnifications.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next generation targeted therapies for women’s cancers. Our team has spent the past decade characterizing the structure and function of the estrogen receptor, or ER, a key driver of breast cancer in approximately 75% of patients, in order to develop more potent, oral therapies that completely inactivate this signaling pathway. Our lead product candidate, palazestrant (OP-1250), is a novel oral therapy with combined activity as both a complete ER antagonist, or CERAN, and a selective ER degrader, or SERD, which we believe will drive deeper, more durable responses than existing therapies. Palazestrant, both as a monotherapy and in combination with inhibitors of cyclin-dependent kinase 4 and 6, or CDK4/6, demonstrated robust anti-tumor activity in a range of preclinical xenograft models of breast cancer, including in ESR1 and PIK3Ca mutations and central nervous system, or CNS, metastasis. In August 2020, we initiated an ongoing Phase 1/2 monotherapy dose escalation and expansion study evaluating palazestrant for the treatment of recurrent, locally advanced or metastatic ER-positive, or ER+, human epidermal growth factor receptor 2-negative, or HER2-, breast cancer. We reported initial data from the Phase 1a dose escalation portion of this study in November 2021, which provided proof-of-concept for palazestrant as a monotherapy treatment for ER+/HER2- breast cancer. We reported additional monotherapy data from the Phase 1b dose expansion portion of this study in October 2022. In October 2023 at the European Society for Medical Oncology, or ESMO, Congress 2023, we presented Phase 2 clinical data for palazestrant as a monotherapy which highlighted that:

●	Across 86 heavily pretreated patients, where 42% of patients were fourth-line or later at study entry, 120 mg once-daily, monotherapy palazestrant was well tolerated and achieved a median progression-

free survival, or PFS, of 4.6 months and clinical benefit rate, or CBR, of 40%, and a median PFS of 5.6 months and CBR of 52% in patients with ESR1 mutations at baseline.
●	In a subset analysis of 49 second- or third-line patients with or without prior chemotherapy, the median PFS was 7.2 months and CBR was 48% across all patients, and the median PFS was 7.3 months and CBR was 59% in ESR1-mutant patients.

We expect to enroll the first patient in our proposed Phase 3 monotherapy clinical trial for the treatment of advanced or metastatic breast cancer (OPERA-01) in the fourth quarter of 2023.

In 2022, we also initiated Phase 1b/2 dose escalation and expansion studies evaluating palazestrant in combination with CDK4/6 inhibitors palbociclib and ribociclib and phosphatidylinositol 3 kinase alpha, or PI3Ka, inhibitor, alpelisib. In December 2022, we reported initial data from the Phase 1a dose escalation portion of the study in combination with palbociclib which demonstrated combinability including no drug-drug interaction, or DDI, between the two agents. In May 2023, we presented additional interim data from the combination study which continued to demonstrate combinability, with no DDI between palbociclib and palazestrant. Exposure of palbociclib and palazestrant in combination with each other was consistent with observed monotherapy exposure levels. We anticipate presenting updated results from the Phase 2 expansion portion of the palazestrant-palbociclib combination clinical study and from the Phase 1b dose escalation portion of the palazestrant-ribociclib combination clinical study at the 2023 San Antonio Breast Cancer Symposium in December 2023. In October 2023, we announced the expansion of our clinical collaboration with Novartis Institutes for BioMedical Research, Inc., or Novartis, increasing the size of the ongoing Phase 1/2 clinical study testing palazestrant in combination with ribociclib to approximately 60 patients.

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

In October 2023, we announced a new pipeline asset, reporting new preclinical data regarding the discovery of novel compounds targeting KAT6, an epigenetic target that is dysregulated in breast and other cancers, demonstrating potent anti-tumor activity. We are developing this asset in collaboration with Aurigene Discovery Technologies Limited, or Aurigene. We expect to file an Investigational New Drug, or IND, application with the FDA in 2024.

In March 2023, we announced a corporate restructuring and portfolio prioritization to focus our resources on the late-stage clinical development of palazestrant for the treatment of ER+/HER2- metastatic breast cancer.

In September 2023, we entered into a stock purchase agreement for a private placement of 13,211,381 shares of our common stock, at a price of $9.84 per share, to selected institutional and accredited investors resulting in gross proceeds of approximately $130.0 million, or the Private Placement. We also entered into the Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, or the Bank, providing us with up to $50.0 million of borrowing capacity, or the Credit Facility, of which $25.0 million became available upon the closing of the Private Placement on September 12, 2023, and the remaining $25.0 million may be made available upon approval of the Bank in its discretion.

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

As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $276.9 million. We believe that our cash, cash equivalents, and marketable securities as of September 30, 2023, as well as the available balance under the Credit Facility, will be sufficient to fund our current operating plan into 2027.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $21.5 million and $22.7 million for the three months ended September 30, 2023 and 2022, respectively, and $69.9 million and $78.6 million for the nine months ended September 30, 2023 and 2022, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidate, make potential milestone payments to our licensors, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of September 30, 2023, we had an accumulated deficit of $278.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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

We will require substantial additional funding to develop our product candidate and support our continuing operations beyond our current operating plans. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic conditions. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities.

Global economic and business activities continue to face widespread geopolitical and macroeconomic uncertainties, including labor shortages, inflation rates and the responses by central banking authorities to control such inflation, monetary supply shifts, and related financial market risks and instability, recession risks, risk of a U.S. government shutdown, as well as potential disruptions from the Russia-Ukraine conflict and armed conflict between Israel and groups based in surrounding regions, all of which have resulted in volatility in the U.S. and global financial markets, and disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Any continued or renewed disruption resulting from these factors could negatively impact our business. We continue to monitor the impact of these geopolitical and macroeconomic factors on our results of operations, financial condition and cash flows.

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

Research and development expenses to advance the development of our lead product candidate and nonclinical program were $19.5 million and $17.6 million for the three months ended September 30, 2023 and 2022, respectively, and $60.3 million and $60.7 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Total other income

Total other income consists of interest income and other expense. Interest income primarily consists of interest income on our cash equivalents and marketable securities. Other expense primarily consists of unrealized foreign currency remeasurement gain (loss), loss on disposal of equipment and miscellaneous income (expense) not related to operating activities.

Results of operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	$ Change
	(in thousands)
Operating expenses:
Research and development	$19,453	$17,627	$1,826
General and administrative	3,889	5,595	(1,706)
Total operating expenses	23,342	23,222	120
Loss from operations	(23,342)	(23,222)	(120)
Other income (expense):
Interest income	1,919	622	1,297
Other expense	(79)	(120)	41
Total other income	1,840	502	1,338
Net loss	$(21,502)	$(22,720)	$1,218

Research and development expenses

Research and development expenses for the three months ended September 30, 2023 were $19.5 million, compared to $17.6 million for the three months ended September 30, 2022. The increase of $1.8 million was primarily due to increased spending on clinical operations and development-related activities as we continue to advance palazestrant into late-stage clinical trials. The increase was partially offset by decreased spending on (i) clinical pharmacology-related costs, and (ii) personnel-related expenses, which primarily related to lower headcount as a result of the restructuring and portfolio prioritization during the first quarter of 2023.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2023 were $3.9 million compared to $5.6 million for the three months ended September 30, 2022. The decrease of $1.7 million was primarily due to decreased spending on (i) corporate- and legal-related costs, and (ii) personnel-related expenses, primarily due to lower headcount as a result of the restructuring and portfolio prioritization, and a decrease of approximately $0.2 million in non-cash stock-based compensation expense.

Other income

Other income for the three months ended September 30, 2023 was $1.8 million, which primarily consisted of interest income from our marketable securities of $1.9 million, partially offset by losses from the sale of the fixed assets.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	$ Change
	(in thousands)
Operating expenses:
Research and development	$60,268	$60,690	$(422)
General and administrative	14,277	19,079	(4,802)
Total operating expenses	74,545	79,769	(5,224)
Loss from operations	(74,545)	(79,769)	5,224
Other income (expense):
Interest income	4,774	1,255	3,519
Other expense	(112)	(94)	(18)
Total other income	4,662	1,161	3,501
Net loss	$(69,883)	$(78,608)	$8,725

Research and development expenses

Research and development expenses for the nine months ended September 30, 2023 were $60.3 million, compared to $60.7 million for the nine months ended September 30, 2022. The decrease of $0.4 million was primarily due to decreased spending on preclinical research programs, including the $8.0 million upfront payment in connection with the exclusive global license agreement entered into in June 2022 between the Company and Aurigene, or the Aurigene Agreement, incurred and paid in June 2022, and (ii) personnel-related expenses, which primarily related to lower headcount as a result of the restructuring and portfolio prioritization, and a decrease of approximately $0.2 million in non-cash stock-based compensation expense. Total decreases were primarily offset by increased spending on clinical operations-related activities as we continue to advance palazestrant into late-stage clinical trials.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2023 were $14.3 million compared to $19.1 million for the nine months ended September 30, 2022. The decrease of $4.8 million was primarily due to decreased spending on (i) corporate and legal-related costs, and (ii) personnel-related expenses, which primarily related to lower headcount as a result of the restructuring and portfolio prioritization, and a decrease of approximately $0.8 million in non-cash stock-based compensation expense.

Other income

Other income for the nine months ended September 30, 2023 was $4.7 million, which primarily consisted of interest income from our marketable securities of $4.8 million, partially offset by losses from the sale of the disposed assets.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $21.5 million and $22.7 million for the three months ended September 30, 2023 and 2022, respectively, and $69.9 million and $78.6 million for the nine months ended September 30, 2023 and 2022, respectively. Through September 30, 2023, we had received aggregate gross proceeds of $526.1 million from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, and sale of stock through the Company’s 2020 Employee Stock Purchase Plan, or ESPP.

As of September 30, 2023, we had $276.9 million in cash, cash equivalents and marketable securities and accumulated deficit of $278.9 million. We had no debt outstanding as of September 30, 2023.

In September 2023, we completed the Private Placement  resulting in gross proceeds of approximately $130.0 million. After deducting offering expenses related to the Private Placement of approximately $0.2 million, the net proceeds to from the Private Placement were approximately $129.8 million.

Also on September 5, 2023, we entered into the Loan Agreement which provides for the Credit Facility in an aggregate principal amount of up to $50.0 million, of which $25.0 million became available upon the closing of the Private Placement, and the remaining $25.0 million may be made available upon approval of the Bank in its discretion. The Credit Facility will mature on August 1, 2027. As of September 30, 2023, we had not drawn down from the Credit Facility, and had no other debt outstanding.

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

Other than as noted above, we currently have no financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

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

We expect our cash, cash equivalents, and marketable securities as of September 30, 2023, as well as the available balance under the Credit Facility, will enable us to fund our current operating plan into 2027. We anticipate our cash, cash equivalents, and marketable securities balance to range between $250.0 to $255.0 million on December 31, 2023. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(65,251)	$(62,354)
Net cash provided by investing activities	26,064	75,143
Net cash provided by financing activities	132,892	203
Net increase in cash and cash equivalents	$93,705	$12,992

Operating activities

Net cash used in operating activities in the nine months ended September 30, 2023 consisted primarily of our net loss of $69.9 million and a net increase in operating assets and liabilities of $5.4 million, partially offset by non-cash charges of $10.1 million. The net loss consisted primarily of $60.3 million in research and development expenses and $14.3 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation expense of $12.9 million and depreciation and amortization expenses of $0.3 million, primarily offset by non-cash interest income on our marketable securities of $3.3 million. The net increase in operating assets and liabilities was primarily due to (i) an increase of $5.3 million in other assets and long-term deposits, and (ii) a decrease of $2.2 million in accrued and other current liabilities and. The changes were partially offset by (i) an increase of $1.8 million in accounts payable, which is primarily a result of timing of invoice payment, and (ii) a decrease of $0.3 million in prepaid expenses and other current assets.

Net cash used in operating activities in the nine months ended September 30, 2022 consisted primarily of our net loss of $78.6 million, partially offset by non-cash charges of $14.0 million and a net decrease in operating assets and liabilities of $2.2 million. The net loss consisted primarily of $60.7 million in research and development expenses and $19.1 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation expense of $14.0 million and depreciation and amortization expenses of less than $0.1 million, including premium amortization on our marketable securities, and non-cash lease expense of less than $0.1 million, net of cash payments of $1.0 million. The net decrease in operating assets and liabilities was primarily due to (i) an increase of $3.3 million in other current liabilities and (ii) a decrease of $0.1 million in prepaid expenses and other current assets. The changes are partially offset by (i) a net increase of $1.1 million in other assets and (ii) an increase of less than $0.1 million in accounts payable, which is primarily a result of timing of invoice payment.

Investing Activities

Net cash provided by investing activities in the nine months ended September 30, 2023 was predominately due to maturities of marketable securities which was partially offset by purchase of marketable securities.

Net cash provided by investing activities in the nine months ended September 30, 2022 was predominately due to maturities of marketable securities which was partially offset by purchase of marketable securities.

Financing activities

Net cash provided by financing activities during the nine months ended September 30, 2023 consists of $129.8 million in net proceeds from the Private Placement, $2.4 million from the exercise of stock options, and $0.7 million from the sale of our common stock under the 2020 ESPP.

Net cash provided by financing activities during the nine months ended September 30, 2022 consists of $0.1 million and $0.1 million in net proceeds from the sale of our common stock under the 2020 ESPP and the exercise of stock options, respectively.

Contractual obligations and commitments

Refer to Note 10 of our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information; other than as set forth therein, there have been no material changes outside the ordinary course of business during the nine months ended September 30, 2023 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2023, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company, and we have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses since inception. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing our product candidate, palazestrant (OP-1250), securing related intellectual property rights, conducting nonclinical studies, conducting a Phase 1/2 clinical study of palazestrant, and initiating a Phase 3 clinical trial of palazestrant. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

As of September 30, 2023, we had $276.9 million in cash, cash equivalents, and marketable securities. In September 2023, we entered into the Loan Agreement with the Bank, providing us with up to $50.0 million of borrowing capacity under the Credit Facility, of which $25.0 million became available upon the closing of the Private Placement, and the remaining $25.0 million may be made available upon approval of the Bank in its discretion. We believe that our cash, cash equivalents, and marketable securities as of September 30, 2023, as well as the available balance under the Credit Facility, will be sufficient to fund our current operating plan into 2027. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, including a default in one or several of the financial institutions in which we hold, or a negative return on, our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the geopolitical and macroeconomic environment, generally, including economic uncertainty, market volatility, risk of a U.S. government shutdown, the ongoing Russia-Ukraine conflict and related sanctions, armed conflict between Israel and groups based in surrounding regions, inflation rates and the responses by central banking authorities to control such inflation, monetary supply shifts and related financial instability. Advancing the development of palazestrant and any future product candidates we may develop will require a significant amount of capital, and our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the activities that are necessary to complete the development of palazestrant.

We will be required to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility, including as a result of geopolitical and macroeconomic events discussed above, could adversely increase our need to access capital and likewise, adversely impact our ability to access capital as and when needed. For example, inflation rates, particularly in the United States, recently increased to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of heightening these risks and further increasing economic uncertainty. Furthermore, if a prolonged U.S. government shutdown occurs, it could adversely impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through the Private Placement, our initial public offering and private financings. We have incurred net losses of $21.5 million and $22.7 million for the three months ended September 30, 2023 and 2022, respectively. We had an accumulated deficit of $278.9 million as of September 30, 2023. Our losses have resulted principally from expenses incurred in research and development of palazestrant and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our only product candidate, palazestrant, is in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing palazestrant in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for palazestrant in other indications.

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

In addition, our condensed consolidated financial statements for the three months ended September 30, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for palazestrant. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long term.

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

The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In September 2023, we entered into the Loan Agreement with the Bank. The Loan Agreement provides for the Credit Facility in an aggregate principal amount of up to $50.0 million, of which $25.0 million was available as of September 30, 2023 and up to $25.0 million of which may be made available upon approval of the Bank in its discretion. The Credit Facility will mature on August 1, 2027.

Our overall leverage and certain obligations and affirmative and negative covenants contained in the Loan Agreement and related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

If we default under the Loan Agreement, the Bank may accelerate all of our repayment obligations and exercise all of its rights and remedies under the Loan Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Bank could declare a default upon the occurrence of customary events of default, including events that it interprets as a material adverse change as delineated in the Loan Agreement, payment defaults or breaches of certain affirmative or negative covenants, thereby requiring us to repay the loan immediately. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Additionally, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical studies and clinical trials of palazestrant and any future product candidates we may develop may not be predictive of the results of subsequent clinical trials. We have a limited operating history and to date have not demonstrated our ability to complete large-scale clinical trials.

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

We may experience delays in clinical trials of palazestrant or any future product candidate we may develop. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA, EMA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
●	obtaining regulatory authorizations to commence a trial or reaching a consensus with regulatory authorities on trial design;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining approval from one or more institutional review boards, or IRBs;
●	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
●	changes to clinical trial protocol;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;
●	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post- treatment follow-up;

●	subjects choosing an alternative treatment for the indication for which we are developing palazestrant, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	regulatory authorities imposing a clinical hold;
●	disruptions at the FDA and other agencies or regulatory authorities, including as a result of legislative actions or a U.S. government shutdown;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	shutdowns, either temporarily or permanently, of any facility manufacturing palazestrant or any future product candidate we may develop or any of their components, including by order from the FDA, competent authorities of EU Member States or comparable foreign regulatory authorities due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of palazestrant or any future product candidate we may develop in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or other regulatory requirements;
●	third-party contractors not performing data collection or analysis in a timely or accurate manner; or
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

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

We intend to develop palazestrant, and may develop other future product candidates, in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, we have a Phase 1/2 clinical study of palazestrant in a combination trial with a cyclin-dependent kinase 4 and 6 inhibitor, and additional Phase 1/2 clinical studies of palazestrant in combination with another CDK4/6 inhibitor and with a PI3Ka inhibitor.

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

Palazestrant is, and any product candidate we develop in the future will be, subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. We cannot provide any assurance that palazestrant or any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

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

If palazestrant or any future product candidates we may develop are associated with undesirable side effects or have unexpected characteristics in nonclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete a trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may significantly harm our business, financial condition, results of operations and prospects.

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

We currently plan to conduct international clinical trials and may choose to conduct additional international clinical trials in the future. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the United States population and United States medical practice; (2) the trials are performed by clinical investigators of recognized competence and pursuant to current GCP requirements; and (3) the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in palazestrant or any future product candidates we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

For example, at the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-expenditure single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In addition to introducing new data protection requirements in the EEA, the GDPR also established potential fines for noncompliant companies. Failure to comply with the GDPR may result in substantial fines up to the greater of €20 million or 4% of annual global revenue and other administrative penalties. Such fines are in addition to any civil litigation claims by data subjects. EEA data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA or the UK. Guidance on implementation and compliance practices is often updated or otherwise revised. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we have been and may continue to be required to put in place additional mechanisms ensuring compliance with the GDPR.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including the ongoing conflict between Ukraine and Russia and related sanctions, armed conflict between Israel and groups based in surrounding regions, labor shortages, risk of a U.S. government shutdown, inflation rates and the responses by central banking authorities to control inflation, monetary supply shifts and related financial instability. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments, including the events noted above. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, recently increased to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. A weak or declining economy could also strain our manufacturers and other service providers in our supply chain, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As of September 30, 2023, we had 70 employees, 70 of whom were full-time, including 44 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our operations, and those of our suppliers, CMOs, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics, and other natural or man-made disasters or business interruptions, for which we are predominantly self- insured. The occurrence of any of these business disruptions could seriously harm our operations, increase our costs and expenses and significantly harm our business, financial condition, results of operations and prospects.

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

●	the failure of the third party to manufacture palazestrant according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over palazestrant or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
●	disruptions resulting from the impact of public health pandemics or epidemics;
●	the reduction or termination of production or deliveries by suppliers, or the raising of prices or renegotiation of terms;
●	the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;
●	the breach by the third-party contractors of our agreements with them;
●	the failure of third-party contractors to comply with applicable regulatory requirements;
●	the failure of the third party to manufacture palazestrant according to our specifications;
●	the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
●	clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
●	the misappropriation of our proprietary information, including our trade secrets and know-how.

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

Furthermore, if the third-party providers of therapies or therapies in development used in combination with palazestrant are unable to produce sufficient quantities for clinical trials or for commercialization of palazestrant, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations and prospects. For example, for our Phase 1b/2 clinical study of palazestrant in combination with KISQALI® (ribociclib) or

PIQRAY® (alpelisib), or the Novartis Study Drugs, in patients with metastatic ER+ breast cancer, we entered into an Amended and Restated Clinical Collaboration and Supply Agreement with Novartis Institutes for BioMedical Research, Inc., or Novartis, as amended by Amendment No. 1 to Amended and Restated Clinical Collaboration and Supply Agreement between us and Novartis, or, as amended, the Novartis Agreement. Under the terms of the Novartis Agreement, Novartis is providing KISQALI® (ribociclib) and PIQRAY® (alpelisib) for the clinical trial. If Novartis is unable to timely manufacture or provide KISQALI® (ribociclib) or PIQRAY® (alpelisib), or if the Novartis Agreement terminates and we are unable to obtain KISQALI® (ribociclib) or PIQRAY® (alpelisib) on the current terms, our Phase 1b/2 clinical study may be delayed and the cost to us to conduct this trial may significantly increase, which would significantly harm our business, financial condition, results of operations and prospects. For a description of the Novartis Agreement, see the section titled “Business - Clinical Trial Collaboration and Supply Agreement with Novartis” in our Annual Report on Form 10-K and our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2023.

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

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2022 to November 3, 2023 has ranged from a low of $2.04 to a high of $16.59. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

●	the timing and results of nonclinical studies and clinical trials of palazestrant or any future product candidates we may develop or those of our competitors;
●	the success of competitive products or announcements by potential competitors of their product development efforts;
●	regulatory actions with respect to our product candidate or our competitors’ products;
●	actual or anticipated changes in our growth rate relative to our competitors;

●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	market conditions in the pharmaceutical and biotechnology sector;
●	changes in the structure of healthcare payment systems;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders; and
●	general geopolitical, macroeconomic, industry and market conditions, including the ongoing conflict between Ukraine and Russia and related sanctions, armed conflict between Israel and groups based in surrounding regions, labor shortages, risk of a U.S. government shutdown, inflation rates and the responses by central banking authorities to control such inflation, monetary supply shifts and related financial instability.

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

As of September 30, 2023, we had 54,601,516 shares of common stock outstanding. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

We are obligated to file a registration statement with the Securities and Exchange Commission to register all of the shares issued in the Private Placement for public resale. Moreover, certain holders of shares of our common stock outstanding at the time of our IPO have rights, subject to certain conditions, to require us to file registration statements for public resale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Once we register the offer and sale of shares for the holders of registration rights and shares that may be issued under our equity incentive plans, these shares will be able to be sold in the public market upon issuance, subject to applicable securities laws.

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

We have never declared or paid any cash dividends on our equity securities. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of the Loan Agreement restrict our ability to declare and pay dividends. Any return to stockholders will therefore be limited to any appreciation in the value of our common stock, which is not certain.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

There were no sales of equity securities during the period covered by this report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39712	3.1	11/23/2020
3.2	Amended and Restated Bylaws.	8-K	001-39712	3.1	12/16/2022
10.1	Stock Purchase Agreement, by and among the Company and the Purchasers named therein, dated September 5, 2023.	8-K	001-39712	10.1	9/5/2023
10.2	Loan and Security Agreement, by and between the Company and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, dated September 5, 2023.	8-K	001-39712	10.2	9/5/2023
10.3	Amendment No. 1 to Amended and Restated Clinical Collaboration and Supply Agreement, by and between the Company and Novartis Institutes for BioMedical Research, Inc., dated October 9, 2023.	8-K	001-39712	10.1	10/10/2023
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

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

Olema Pharmaceuticals, Inc.

Date: November 7, 2023	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)
Olema Pharmaceuticals, Inc.

Date: November 7, 2023	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Operating and Financial Officer (Principal Financial Officer and Principal Accounting Officer)