Form 10-Q
period 2024-03-31
Olema Pharmaceuticals, Inc.
filed 2024-05-08
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Registrant’s telephone number, including area code: (415) 651‑3316

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Securities Registered	Trading Symbol	Name of Each Exchange on which Securities are Registered
Common Stock, par value $0.0001 per share	OLMA	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2024, the number of outstanding shares of the Registrant’s common stock was 55,933,827.

PART I-FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$33,720	$68,539
Marketable securities	215,257	193,268
Prepaid expenses and other current assets	3,113	4,706
Total current assets	252,090	266,513
Operating lease right-of-use assets	2,055	2,291
Other assets and long-term deposits	9,549	8,141
Total assets	$263,694	$276,945

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,656	$2,698
Operating lease liabilities, current	1,057	988
Other current liabilities	17,511	17,935
Total current liabilities	26,224	21,621
Operating lease liabilities, net of current portion	1,152	1,429
Total liabilities	27,376	23,050
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 55,932,127 and 55,097,118 shares issued as of March 31, 2024 and December 31, 2023, respectively; 55,867,863 and 54,992,784 shares outstanding as of March 31, 2024 and December 31, 2023, respectively.	4	4
Additional paid-in capital	572,926	559,176
Accumulated other comprehensive (loss) income	(10)	347
Accumulated deficit	(336,602)	(305,632)
Total stockholders’ equity	236,318	253,895
Total liabilities and stockholders’ equity	$263,694	$276,945

See accompanying notes to the condensed consolidated financial statements.

3

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$29,883	$22,826
General and administrative	4,456	6,776
Total operating expenses	34,339	29,602
Loss from operations	(34,339)	(29,602)
Other income:
Interest income	3,352	1,305
Other income	17	11
Total other income	3,369	1,316
Net loss	$(30,970)	$(28,286)
Net loss per share, basic and diluted	$(0.56)	$(0.70)
Weighted average shares used to compute net loss per share, basic and diluted	55,574,324	40,354,493

	Three Months Ended March 31,
	2024	2023
Net loss	$(30,970)	$(28,286)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(357)	835
Total comprehensive loss	$(31,327)	$(27,451)

See accompanying notes to the condensed consolidated financial statements.

4

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except for share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2023	54,992,784	$4	$559,176	$347	(305,632)	$253,895
Issuance of shares under at-the-market offering, net of issuance costs of $167	546,326	—	7,901	—	—	7,901
Stock-based compensation expense	—	—	4,704	—	—	4,704
Exercise of stock options	288,402	—	940	—	—	940
Employee stock purchase plan expense	—	—	205	—	—	205
Vesting of restricted stock awards	40,351	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	(357)	—	(357)
Net loss	—	—	—	—	(30,970)	(30,970)
Balances at March 31, 2024	55,867,863	$4	$572,926	$(10)	(336,602)	$236,318

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2022	40,287,097	$3	$408,333	$(1,813)	$(208,977)	$197,546
Vesting of early exercised stock options	6,990	—	30	—	—	30
Vesting of restricted stock awards	49,318	—	—	—	—	—
Exercise of stock options	94,915	—	220	—	—	220
Stock-based compensation expense	—	—	4,515	—	—	4,515
Employee stock purchase plan expense	—	—	115	—	—	115
Net unrealized gain on marketable securities	—	—	—	835	—	835
Net loss	—	—	—	—	(28,286)	(28,286)
Balances at March 31, 2023	40,438,320	$3	$413,213	$(978)	(237,263)	$174,975

See accompanying notes to the condensed consolidated financial statements.

2

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(30,970)	$(28,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	88	100
Non-cash lease expense	288	327
Non-cash interest income on marketable securities	(2,355)	(869)
Stock-based compensation expense, including employee stock purchase plan expense	4,909	4,630
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,593	1,035
Other assets and long-term deposits	(1,343)	—
Accounts payable	4,958	307
Other current liabilities	(404)	2,691
Operating lease liabilities	(260)	(326)
Net cash used in operating activities	(23,496)	(20,391)
Cash flows from investing activities:
Purchase of equipment	(153)	—
Maturities of marketable securities	56,100	61,760
Purchases of marketable securities	(76,091)	(24,373)
Net cash (used in) provided by investing activities	(20,144)	37,387
Cash flows from financing activities:
Issuance of shares under at-the-market offering, net of issuance costs of $167	7,901	—
Proceeds from exercise of stock options	920	220
Net cash provided by financing activities	8,821	220
Net (decrease) increase in cash and cash equivalents	(34,819)	17,216
Cash and cash equivalents at beginning of period	68,539	23,702
Cash and cash equivalents at end of period	$33,720	$40,918

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

Liquidity

The Company had $249.0 million of cash, cash equivalents and marketable securities at March 31, 2024, in addition to an available balance of $25.0 million under the Loan and Security Agreement (the “Loan Agreement”), by and between the Company, as borrower, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”). Management believes that the Company’s cash, cash equivalents, marketable securities, and the amounts available under the Loan Agreement will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the filing date of these condensed consolidated financial statements.

At-The-Market Offering

On January 5, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of our common stock, having an aggregate offering price of up to $150.0 million (the “ATM Shares”). The sales of the ATM Shares will be made by any method permitted that is deemed to be an "at-the-market" equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended ("Securities Act"), including sales made directly on or through the Nasdaq Global Select Market. The Company has agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by TD Cowen.

During the three months ended March 31, 2024, the Company issued 546,326 shares of its common stock under the Sales Agreement at a weighted-average price of $15.00 per share for net proceeds of $7.9 million after deducting related issuance costs. As of March 31, 2024, approximately $141.8 million remained available for issuance under the Sales Agreement.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, and the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements include the accounts of Olema Pharmaceuticals, Inc. and its wholly-owned subsidiary, Olema Oncology Australia Pty Ltd. All intercompany balances and transactions have been eliminated upon consolidation.

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of March 31, 2024, and the statements of operations and comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10‑K as filed with the SEC on March 11, 2024 (the “Annual Report”).

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or fewer at the date of purchase. Cash deposits are all in reputable financial institutions in the United States as of March 31, 2024, and December 31, 2023. Cash and cash equivalents consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U.S. dollars and Australian dollars and investments in interest bearing money market funds.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements that were relevant to the Company as of and for the three months ended March 31, 2024.

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

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$8,779	$—	$—	$8,779
Money market funds	18,173	—	—	18,173
Commercial paper	—	105,710	—	105,710
Corporate bonds		15,167	—	15,167
U.S. government treasury bills	80,411	—	—	80,411
Government-sponsored enterprise securities	—	20,943	—	20,943
Total	$107,363	$141,820	$—	$249,183

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$3,570	$—	$—	$3,570
Money market funds	59,280	—	—	59,280
Commercial paper	—	105,017	—	105,017
Corporate bonds		12,627		12,627
U.S. government treasury bills	60,012	—	—	60,012
Government-sponsored enterprise securities	—	21,606	—	21,606
Total	$122,862	$139,250	$—	$262,112

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$33,926	$—	$—	$33,926
Short-term marketable securities (<12 months to maturity)	190,213	44	(86)	190,171
Long-term marketable securities (>12 months to maturity)	25,054	51	(19)	25,086
Total	$249,193	$95	$(105)	$249,183

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$68,844	$—	$—	$68,844
Short-term marketable securities (<12 months to maturity)	169,966	176	(8)	170,134
Long-term marketable securities (>12 months to maturity)	22,955	179	—	23,134
Total	$261,765	$355	$(8)	$262,112

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

There were no marketable securities that had been in a consecutive loss position for more than 12 months as of March 31, 2024. During the three months ended March 31, 2024, the Company did not recognize any other-than-temporary impairment loss. As of March 31, 2024, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

As of March 31, 2024, all of the Company’s cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U. S. dollars and Australian dollars.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid insurance	887	1,239
Prepaid clinical development costs	858	858
Interest receivable	664	673
Prepaid subscriptions and licenses	527	255
Other	177	190
Reimbursable research and development costs from a collaboration partner	—	1,491
Total	$3,113	$4,706

5.
Other Assets and Long-Term Deposits

Other assets and long-term deposits consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Clinical development project deposits	$8,031	$6,688
Property and equipment, net	1,033	968
Security deposits	485	485
Total	$9,549	$8,141

6.
Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued research and development related costs	$14,098	$11,322
Accrued employee bonuses	1,254	5,465
Accrued professional fees	1,085	903
Accrued payroll related costs	983	172
Accrued taxes	91	73
Total	$17,511	$17,935

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

In 2020, the Board and the Company’s stockholders approved and adopted the 2020 Plan. The 2020 Plan permits the grant of options, restricted stock awards, stock appreciation rights, restricted stock unit awards, performance awards, and other awards. The maximum number of shares of common stock that were initially issuable under the 2020 Plan was a number not to exceed 6,494,510 shares of the Company’s common stock, which is the sum of (i) 2,152,080 new shares, plus (ii) an additional number of shares not to exceed 4,342,430 shares, consisting of any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the 2014 Plan that, on or after the date on which the 2020 Plan became effective, terminated or expired prior to exercise or settlement; were not issued because the award was settled in cash; were forfeited because of the failure to vest; or were reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2020 Plan automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2021 and continuing through January 1, 2030, in an amount equal to the lesser of (1) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Board no later than December 31 of the immediately preceding year.

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	March 31,	March 31,
	2024	2023
Risk-free interest rate	3.82%	3.48%
Expected term (in years)	6.08	6.08
Expected volatility	85.36%	87.22%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan, the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	8,670,742	$8.52	7.60	$61,749
Granted	2,530,750	15.24	—	—
Exercised (1)	(308,574)	3.85	—	—
Forfeited	(106,016)	21.06	—	—
Outstanding as of March 31, 2024	10,786,902	$10.11	8.08	$40,729

Options vested and exercisable as of March 31, 2024	5,112,161	$9.50	7.10	$24,246
Options expected to vest as of March 31, 2024	5,674,741	$10.66	8.97	$16,483

(1)
Exercised amount includes shares returned for taxes withheld for exercise and net transactions.

Early Exercise of Stock Options

The terms of the 2014 Plan permit certain option holders to exercise options before their options are vested, subject to certain limitations. The early exercised options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. Such shares are not deemed to be outstanding for accounting purposes until they vest and are therefore excluded from shares outstanding and from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. A liability is recognized related to the cash proceeds of the unvested options and is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. All early exercised options were vested as of March 31, 2024.

Restricted Stock Awards

The following table summarizes the restricted stock activity under the 2014 Plan during the three months ended March 31, 2024:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock as of December 31, 2023	80,703	$2.40
Granted	—
Vested	(40,351)	2.40
Forfeited	—
Unvested restricted stock as of March 31, 2024	40,352	$2.40

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

Expense recognition for PSUs commences when it is determined that attainment of the performance goal is met. During the three months ended March 31, 2024, no performance goal was met, and therefore, no related stock-based compensation expense was recorded.

The following table summarizes the performance-based restricted stock activity under the 2020 plan during the three months ended March 31, 2024:

	Number of Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	403,000	$3.38
Granted	—
Vested	—
Forfeited	—
Outstanding as of March 31, 2024	403,000	$3.38

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

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the ESPP and the 2022 Inducement Plan was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$3,412	$3,088
General and administrative	1,497	1,542
Total	$4,909	$4,630

8.
Net Loss Per Common Share

Net Loss Per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(30,970)	$(28,286)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	55,574,324	40,354,493
Net loss per share, basic and diluted	$(0.56)	$(0.70)

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three Months Ended March 31,
	2024	2023
Unvested restricted stock awards	40,352	246,593
Unvested performance-based restricted stock unit awards	403,000	710,000
Options to purchase common stock	10,786,902	9,835,844
Employee stock purchase plan contingently issuable	90,166	247,993
	11,320,420	11,040,430

9.
Lease

The Company leases certain of its facilities under non-cancellable operating leases expiring at various dates through 2026.

On June 1, 2013, the Company entered into a management services agreement with MandalMed, Inc. (the “MandalMed Services Agreement”) to have access to and use a portion of approximately 5,762 square feet of space for the use of laboratory benches, lab equipment, office space, and administrative and facilities services. The Company subsequently entered into six amendments to extend the agreement term to November 2023. As part of the sixth amendment, the Company gained access to use additional space of approximately 2,130 square feet for a three year period commencing on December 1, 2020 and ending on November 30, 2023. This lease was terminated during the fourth quarter of 2023. According to the terms of the MandalMed Services Agreement, the Company had previously paid a security deposit of less than $0.1 million and was required to pay monthly rent and common area charges. As of March 31, 2024, this security deposit had been returned to the Company.

On August 27, 2020, the Company entered into a lease agreement with 512 2nd Street LLC to lease approximately 3,500 square feet of office space in San Francisco, California (the “Office Space Lease Agreement”). The Office Space Lease Agreement was for a period of two years commencing on September 1, 2020 and ending August 31, 2022. In April 2022, the Company extended the Office Space Lease Agreement up to August 31, 2023 and had one year renewal option to extend the term up to August 31, 2024. The Company decided not to exercise the one-year renewal option at the end of the lease term (i.e., August 31, 2023). According to the terms of the Office Space Lease Agreement, the Company had previously paid a $0.1 million security deposit and was required to pay monthly rent and common area charges. As of March 31, 2024, this security deposit had been returned to the Company.

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

The following table summarizes total lease expense during the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2024	2023
Straight-line operating lease expense	$288	$327
Short-term lease expense	—	53
Variable lease expense	89	10
Total operating lease expense	$377	$390

The following table summarizes supplemental cash flow information during the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$260	$326

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of March 31, 2024 (in thousands):

Years Ended December 31,
2024 (from April 2024)	$902
2025	1,245
2026	263
Total future minimum lease payments	2,410
Less: Interest	(201)
Total lease liabilities at present value	2,209
Lease liabilities, current	1,057
Lease liabilities, non-current	$1,152

The following table summarizes lease term and discount rate as of March 31, 2024:

	Three Months Ended March 31,
	2024	2023
Weighted-average remaining lease term (years)	2.00	2.57
Weighted-average discount rate	9.00%	8.70%

10.
Commitments and Contingencies

Loan Agreement

On September 5, 2023, the Company entered into the Loan Agreement by and between the Company and the Bank. The Loan Agreement provides for a four-year senior secured credit facility in an aggregate principal amount of up to $50.0 million (the “Credit Facility”), of which $25.0 million became available upon the closing of the Private Placement, and the remaining $25.0 million may be made available upon approval of the Bank in its discretion. The Credit Facility will mature on August 1, 2027 (the “Maturity Date”). As of March 31, 2024, the Company had not drawn down from the Credit Facility.

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

Clinical Collaboration and Supply Agreement

On July 22, 2020, the Company entered into a non-exclusive clinical collaboration and supply agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”). On January 13, 2022, the Company entered into the amended and restated clinical collaboration and supply agreement with Novartis, and on October 9, 2023, the Company and Novartis entered into the amendment no. 1 (the “Novartis Amendment 1”) to amended and restated clinical collaboration and supply agreement, and on March 22, 2024, the Company and Novartis entered into the amendment no. 2 (the “Novartis Amendment 2”) to amended and restated clinical collaboration and supply agreement (as amended, the “Novartis Agreement”). The collaboration is focused on the evaluation of the safety, tolerability and efficacy of palazestrant in combination with Novartis’ proprietary CDK4/6 inhibitor Kisqali® (ribociclib) and/or Novartis’ proprietary phosphatidylinositol 3-kinase (“PI3Ka”) Inhibitor Piqray® (alpelisib) (collectively the “Novartis Study Drugs”) as part of the Company’s Phase 1b/2 clinical study of palazestrant in patients with metastatic estrogen receptor-positive breast cancer. The Novartis Amendment 1, among other things, expanded our clinical collaboration with Novartis, increasing the size of the ongoing Phase 1/2 clinical study testing palazestrant in combination with ribociclib to approximately 60 patients and Novartis Amendment 2 increased the size of the ongoing Phase 1/2 clinical study testing palazestrant in combination with ribociclib by an additional 15 patients exploring 90 mg of palazestrant in combination with 600 mg of ribociclib. The Company will be responsible for the conduct of the clinical trials for the combined therapies in accordance with a mutually agreed development plan. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

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

Costs associated with research activities performed under the agreement are included in research and development expenses in the accompanying condensed consolidated financial statements, with any reimbursable costs from Novartis reflected as a reduction of such expenses. As of December 31, 2023, the Company had incurred the full agreed-upon reimbursement amount. As of March 31, 2024, there was no outstanding balance from the receivable due from Novartis.

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection to the Pfizer Agreement are included in the research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024, and 2023.

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

The $8.0 million upfront payment was incurred in June 2022 and recorded as research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as research and development expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be accrued as a provision to cost of sales in the period when achievement of respective milestone target is probable. As of March 31, 2024, the $5.0 million milestone related to initiation of the first IND-enabling safety study was met and was recorded as research and development expenses in the condensed consolidated financial statements for the three months ended March 31, 2024.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of March 31, 2024, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 31, 2024, the Company had not incurred any material costs as a result of such indemnifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10‑Q and the audited financial statements and related notes that are included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 11, 2024, or our Annual Report on Form 10‑K.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, and these statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next generation targeted therapies for women’s cancers. We are advancing our pipeline of novel therapies by leveraging our deep understanding of endocrine-driven cancers, nuclear receptors, and mechanisms of acquired resistance. Our lead product candidate, palazestrant (OP-1250), is a novel, orally-available small molecule with dual activity as both a complete estrogen receptor, or ER, antagonist, or CERAN, and selective ER degrader, or SERD, currently being investigated in patients with recurrent, locally advanced or metastatic ER-positive, or ER+, human epidermal growth factor receptor 2-negative, or HER2-, breast cancer. In preclinical models, palazestrant binds and completely blocks ER-driven transcriptional activity in both wild-type and mutant forms of metastatic ER+ breast cancer including activity in central nervous system, or CNS, metastases models. In clinical studies across more than 250 patients, palazestrant has demonstrated strong anti-tumor activity, attractive pharmacokinetics and prolonged drug exposure, favorable tolerability, and combinability with CDK4/6 inhibitors with no significant drug-drug interaction. Palazestrant is being evaluated both as a single agent in an ongoing Phase 3 clinical trial, OPERA-01, in Phase 2 combination studies with a CDK4/6 inhibitor (palbociclib or ribociclib) and a phosphatidylinositol 3 kinase alpha, or PI3Ka, inhibitor (alpelisib) and an anticipated Phase 1b/2 combination study with an mTOR inhibitor (everolimus).

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

We are investigating palazestrant in combination with CDK4/6 inhibitors, palbociclib and ribociclib, and a PI3Ka inhibitor, alpelisib. We reported interim results of our ongoing Phase 2 dose expansion clinical studies of palazestrant in combination with each of palbociclib and ribociclib at the 2023 San Antonio Breast Cancer Symposium in December 2023. Across both studies, the interim results demonstrated no significant drug-drug interaction, no dose-limiting toxicities, and a tolerability profile consistent with the FDA-approved labels of ribociclib or palbociclib plus an endocrine therapy. Both studies are being conducted at the palazestrant recommended Phase 2 dose, or RP2D, of 120 mg combined with the full FDA-approved label doses of palbociclib 125 mg, or ribociclib 600 mg. In October 2023, we announced the expansion of our clinical collaboration with Novartis Institutes for BioMedical Research, Inc., or Novartis, increasing the size of the ongoing Phase 1/2 clinical study testing palazestrant in combination with ribociclib to approximately 60 patients, and in March 2024, we further increased the size of the ongoing Phase 1/2 clinical study testing palazestrant in combination with ribociclib by an additional 15 patients exploring 90 mg of palazestrant in combination with 600 mg of ribociclib. We will be presenting results from the Phase 2 portion of the palazestrant-ribociclib combination clinical study at the ESMO Breast Cancer Annual Congress 2024 in May 2024 in Berlin. Furthermore, we expect the data from the Phase 2 palazestrant-ribociclib combination clinical study will enable us to prepare to initiate a pivotal Phase 3 first-line clinical trial of palazestrant in combination with ribociclib. We also plan to initiate evaluation of palazestrant in combination with an mTOR inhibitor, everolimus, in a Phase 1b/2 clinical study, anticipated in the third quarter of 2024.

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

We have incurred significant operating losses since the commencement of our operations. Our net losses were $31.0 million and $28.3 million for the three months ended March 31, 2024 and 2023, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, make potential milestone payments to our licensors, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of March 31, 2024, we had an accumulated deficit of $336.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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

We will require substantial additional funding to develop our product candidates and support our continuing operations beyond our current operating plans. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic conditions. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities.

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
•
commercializing the product candidates, if approved, whether alone or in collaboration with others;
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

Total other income

Total other income consists of interest income and other income. Interest income primarily consists of interest income on our cash equivalents and marketable securities. Other income primarily consists of unrealized foreign currency remeasurement gain (loss) and miscellaneous income (expense) not related to operating activities.

Results of operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	$ Change
	(in thousands)
Operating expenses:
Research and development	$29,883	$22,826	$7,057
General and administrative	4,456	6,776	(2,320)
Total operating expenses	34,339	29,602	4,737
Loss from operations	(34,339)	(29,602)	(4,737)
Other income:
Interest income	3,352	1,305	2,047
Other income	17	11	6
Total other income	3,369	1,316	2,053
Net loss	$(30,970)	$(28,286)	$(2,684)

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	$ Change
	(in thousands)
CROs, CMOs and other clinical development related third-party vendor expenses	$10,722	$7,980	$2,742
Compensation and related benefits	5,952	7,482	(1,530)
Milestone payment owed to Aurigene	5,000	—	5,000
Other research and development expenses	4,797	4,276	521
Stock-based compensation	3,412	3,088	324
Total research and development expenses	$29,883	$22,826	$7,057

Research and development expenses for the three months ended March 31, 2024 were $29.9 million, compared to $22.8 million for the three months ended March 31, 2023. The increase of $7.1 million was primarily due to (i) a $5.0 million milestone payment owed to Aurigene in connection with the exclusive global license agreement entered into in June 2022 between the Company and Aurigene, or the Aurigene Agreement, (ii) increased spending on clinical operations and development-related activities as we continue to advance palazestrant into late-stage clinical trials, and (iii) an increase in non-cash stock-based compensation expense. The increase was offset by (i) decreased spending on clinical pharmacology studies and nonclinical research programs and (ii) $1.8 million one-time restructuring charge recorded in the first quarter of 2023.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2024 were $4.5 million compared to $6.8 million for the three months ended March 31, 2023. The decrease of $2.3 million was primarily due to (i) decreased spending on corporate- and legal-related costs, and (ii) personnel-related expenses, including a $1.0 million one-time restructuring charge recorded in the first quarter of 2023.

Other income

Other income for the three months ended March 31, 2024 was $3.4 million, compared to $1.3 million for the three months ended March 31, 2023. The increase of $2.1 million was primarily due to an increase in interest income from our marketable securities..

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $31.0 million and $28.3 million for the three months ended March 31, 2024 and 2023, respectively. Through March 31, 2024, we had received aggregate gross proceeds of $535.8 million from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, and sale of stock through the Company’s 2020 Employee Stock Purchase Plan, or ESPP.

As of March 31, 2024, we had $249.0 million in cash, cash equivalents and marketable securities and accumulated deficit of $336.6 million. We had no debt outstanding as of March 31, 2024.

In September 2023, we entered into a stock purchase agreement for a private placement of 13,211,381 shares of our common stock, at a price of $9.84 per share, to selected institutional and accredited investors, or the Private Placement, resulting in gross proceeds of approximately $130.0 million. After deducting offering expenses related to the Private Placement of approximately $0.3 million, the net proceeds to us from the Private Placement were approximately $129.7 million.

On September 5, 2023, we entered into a loan and security agreement, or the Loan Agreement, with Silicon Valley Bank, a division of First Citizens Bank & Trust Company, or the Bank, which provides us with an aggregate principal amount of up to $50.0 million, or the Credit Facility, of which $25.0 million became available upon the closing of the Private Placement, and the remaining $25.0 million may be made available upon approval of the Bank in its discretion. The Credit Facility will mature on August 1, 2027. As of March 31, 2024, we had not drawn down from the Credit Facility, and had no other debt outstanding.

On January 5, 2024, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or TD Cowen, as sales agent, pursuant to which we may offer and sell, from time to time, shares of our common stock, having an aggregate offering price of up to $150.0 million, or the ATM Shares. The sales, if any, of the ATM Shares will be made by any method permitted that is deemed to be an “at-the-market”, or ATM, equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by TD Cowen. During the three months ended March 31, 2024, we issued 546,326 shares of our common stock under the ATM program for net proceeds of $7.9 million after deducting related issuance costs. As of March 31, 2024, approximately $141.8 million remained available for issuance under the Sales Agreement.

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

We expect our cash, cash equivalents, and marketable securities as of March 31, 2024, as well as the available balance under the Credit Facility, will enable us to fund our current operating plan for at least the next 12 months from the filing date of these condensed consolidated financial statements.

Refer to Note 10 of our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information regarding our material cash requirements; other than as set forth therein, there have been no material changes outside the ordinary course of business during the three months ended March 31, 2024 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

Identifying potential product candidates and conducting nonclinical studies and clinical trials is a time- consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of one or more product candidates that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(23,496)	$(20,391)
Net cash (used in) provided by investing activities	(20,144)	37,387
Net cash provided by financing activities	8,821	220
Net (decrease) increase in cash and cash equivalents	$(34,819)	$17,216

Operating activities

Net cash used in operating activities during the three months ended March 31, 2024 consisted primarily of our net loss of $31.0 million and non-cash interest income on our marketable securities of $2.4 million, offset by a net increase in operating assets and liabilities of $4.8 million and non-cash charges of $5.0 million. The net loss consisted primarily of $29.9 million in research and development expenses and $4.5 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation expense of $4.9 million and depreciation and amortization expenses of $0.1 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $0.3 million. The net increase in operating assets and liabilities was primarily due to (i) an increase of $5.0 million in accounts payable, which is primarily due to the timing of a milestone payment to Aurigene, and (ii) a decrease of $1.6 million in prepaid expenses and other current assets, which is primarily due to the reimbursable research and development costs received from a collaboration partner. The changes were partially offset by (i) an increase of $1.3 million in other assets and long-term deposits, and (ii) a decrease of $0.4 million in accrued and other current liabilities.

Net cash used in operating activities during the three months ended March 31, 2023 consisted primarily of our net loss of $28.3 million, offset by non-cash charges of $3.9 million and a net increase in net operating assets and liabilities of $4.0 million. The net loss consisted primarily of $22.8 million in research and development expenses and $6.8 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation of $4.6 million and depreciation and amortization expenses of $0.1 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $0.3 million. These non-cash expenses were primarily offset by non-cash interest income on our marketable securities of $0.9 million. The net increase in operating assets and liabilities was primarily due to (i) a net increase of $2.7 million in other current liabilities, (ii) a net increase of $1.0 million in prepaid expenses and other current assets and (iii) a net increase of $0.3 million in accounts payable, which is primarily a result of timing of invoice payment.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 was predominantly due to purchases of marketable securities which were offset by maturities of marketable securities.

Net cash provided by investing activities during the three months ended March 31, 2023 was predominantly due to maturities of marketable securities which were offset by the purchases of marketable securities.

Financing activities

Net cash provided by financing activities during the three months ended March 31, 2024 consists of $7.9 million in net proceeds from the sale of ATM Shares and $0.9 million from the exercise of stock options.

Net cash provided by financing activities during the three months ended March 31, 2023 represents $0.2 million in net proceeds from the exercise of stock options.

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

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2024, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the following risks, as well as the other information in this Quarterly Report on Form 10‑Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through sales of the ATM Shares under the Sales Agreement pursuant to the ATM, the Private Placement, our initial public offering and private financings. We have incurred net losses of $31.0 million and $28.3 million for the three months ended March 31, 2024 and 2023, respectively. We had an accumulated deficit of $336.6 million as of March 31, 2024. Our losses have resulted principally from expenses incurred in research and development of palazestrant and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, palazestrant, is in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing palazestrant in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for palazestrant in other indications or for OP-3136.

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

In addition, our condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for palazestrant or OP-3136. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long term.

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

o
completing clinical and nonclinical development of our product candidates and programs and identifying and developing new product candidates;
o
seeking and obtaining marketing approvals for any product candidates that we develop;

o
launching and commercializing product candidates for which we obtain marketing approval by establishing a sales force, marketing, medical affairs and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
o
achieving adequate access and reimbursement by government and third-party payors for product candidates that we develop;
o
establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the market demand for product candidates that we develop, if approved;
o
obtaining market acceptance of product candidates that we develop as viable treatment options;
o
addressing any competing technological and market developments;
o
negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
o
maintaining, protecting, enforcing and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
o
defending against third-party interference, infringement or other intellectual property-related claims, if any; and
o
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

In September 2023, we entered into a loan and security agreement, or the Loan Agreement, with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, or the Bank, providing us with an aggregate principal amount of up to $50.0 million, or the Credit Facility, of which $25.0 million was available as of March 31, 2024 and up to $25.0 million of which may be made available upon approval of the Bank in its discretion. The Credit Facility will mature on August 1, 2027.

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
o
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
•
manufacturing sufficient quantities of product candidates or obtaining sufficient quantities of combination therapies for use in clinical trials;
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

For example, if we are successful in developing palazestrant, it may compete against existing products and product candidates in development, to the extent any such product candidates are approved, for the treatment of estrogen receptor- positive, or ER+, breast cancer, including fulvestrant, marketed as Faslodex® by AstraZeneca PLC and or any generic equivalents of Faslodex® that are marketed or in development; elacestrant, marketed as ORSERDUTM by Stemline Therapeutics Inc.; giredestrant (GDC-9545), being developed by Roche Holding AG/Genentech, Inc.; camizestrant (AZD9833), being developed by AstraZeneca PLC; imlunestrant (LY3484356), being developed by Eli Lilly and Co.; vepdegestrant (ARV-471), being developed by Arvinas, Inc. in partnership with Pfizer, Inc.; and lasofoxifene, being developed by Sermonix Pharmaceuticals. There are also a number of KAT6 inhibitor product candidates in development that may compete with OP-3136 including PF-07248144, which is being developed by Pfizer.

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), impose strict requirements for processing personal data including, the collection and use of health data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million British Pounds under the UK GDPR or, in each case, 4% of annual global revenue, whichever is higher; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws are considered ‘inadequate’. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to effect such cross-border transfers of personal data in compliance with the EU GDPR and UK GDPR, such as the European Commission’s ‘Standard Contractual Clauses’, the United Kingdom’s ‘International Data Transfer Agreement / Addendum’, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), all such mechanisms are subject to legal challenges, and there is no assurance that we can always satisfy or rely on these mechanisms to lawfully effect cross-border transfers of personal data where required. If there is no lawful manner for us to effect or be the recipient of cross-border transfers of personal data in compliance with the EU GDPR and/or UK GDPR, and/or other applicable data privacy and security obligations, or if the requirements for a compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups.

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

Any actual or perceived failure by us or the third parties with whom we work to comply with these laws, regulations, or other obligations may lead to significant consequences, including but not limited to fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, bans on processing personal data, orders to destroy or not use personal data, or other liabilities. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

As we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our product in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business.

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

As of March 31, 2024, we had 76 employees, 75 of whom were full-time, including 47 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In the ordinary course of our business, we and the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

Our rights to develop and commercialize our technology and product candidates may be subject, in part, to the terms and conditions of licenses granted to us by others.

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

Furthermore, if the third-party providers of therapies or therapies in development used in combination with palazestrant are unable to produce sufficient quantities for clinical trials or for commercialization of palazestrant, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations and prospects. For example, for our Phase 1b/2 clinical study of palazestrant in combination with KISQALI® (ribociclib) or PIQRAY® (alpelisib), or the Novartis Study Drugs, in patients with metastatic ER+ breast cancer, we entered into an Amended and Restated Clinical Collaboration and Supply Agreement with Novartis Institutes for BioMedical Research, Inc., or Novartis, as amended by Amendment No. 1 to Amended and Restated Clinical Collaboration and Supply Agreement between us and Novartis, and Amendment No. 2 to Amended and Restated Clinical Collaboration and Supply Agreement between us and Novartis, or, as amended, the Novartis Agreement. Under the terms of the Novartis Agreement, Novartis is providing KISQALI® (ribociclib) and PIQRAY® (alpelisib) for the clinical trial. If Novartis is unable to timely manufacture or provide KISQALI® (ribociclib) or PIQRAY® (alpelisib), or if the Novartis Agreement terminates and we are unable to obtain KISQALI® (ribociclib) or PIQRAY® (alpelisib) on the current terms, our Phase 1b/2 clinical study may be delayed and the cost to us to conduct this trial may significantly increase, which would significantly harm our business, financial condition, results of operations and prospects. For a description of the Novartis Agreement, see Note 10 to our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q Financial Statements.

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

If we seek collaborations in the future, we will face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, European Commission or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for palazestrant, OP-3136 or any future product candidates we may develop. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

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

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2023 to May 3, 2024 has ranged from a low of $2.55 to a high of $17.14. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

As of March 31, 2024, we had 55,867,863 shares of common stock outstanding. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

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

We have in the past, and may again in the future seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, in September 2023, we entered into the Private Placement, and in January 2024, we entered into the Sales Agreement with TD Cowen pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, including pursuant to sales under the Sales Agreement, your ownership interest will be diluted, our stock price could fall and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to palazestrant or future product candidates we may develop, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
1.1	Sales Agreement by and between Registrant and Cowen and Company, LLC, dated January 5, 2024	8-K	001-39712	1.1	1/5/2024
3.1	Amended and Restated Certificate of Incorporation.	8‑K	001‑39712	3.1	11/23/2020
3.2	Amended and Restated Bylaws.	8‑K	001‑39712	3.1	12/16/2022
10.1*	Amendment No. 2 to Amended and Restated Clinical Collaboration and Supply Agreement, by and between the Company and Novartis Institutes for BioMedical Research, Inc., dated March 22, 2024.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Olema Pharmaceuticals, Inc.

Date: May 8, 2024	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Operating and Financial Officer (Principal Financial Officer and Principal Accounting Officer)