Form 10-Q
period 2024-06-30
Olema Pharmaceuticals, Inc.
filed 2024-08-06
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the number of outstanding shares of the Registrant’s common stock was 57,266,358.

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$16,892	$68,539
Marketable securities	222,212	193,268
Prepaid expenses and other current assets	3,083	4,706
Total current assets	242,187	266,513
Operating lease right-of-use assets	1,814	2,291
Other assets and long-term deposits	10,556	8,141
Total assets	$254,557	$276,945

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,354	$2,698
Operating lease liabilities, current	1,103	988
Other current liabilities	21,078	17,935
Total current liabilities	26,535	21,621
Operating lease liabilities, net of current portion	859	1,429
Total liabilities	27,394	23,050
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 57,258,367 and 55,097,118 shares issued as of June 30, 2024 and December 31, 2023, respectively; 57,246,411 and 54,992,784 shares outstanding as of June 30, 2024 and December 31, 2023, respectively.	4	4
Additional paid-in capital	594,261	559,176
Accumulated other comprehensive (loss) income	(118)	347
Accumulated deficit	(366,984)	(305,632)
Total stockholders’ equity	227,163	253,895
Total liabilities and stockholders’ equity	$254,557	$276,945

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$29,109	$17,989	$58,992	$40,815
General and administrative	4,421	3,612	8,877	10,388
Total operating expenses	33,530	21,601	67,869	51,203
Loss from operations	(33,530)	(21,601)	(67,869)	(51,203)
Other income:
Interest income	3,108	1,550	6,460	2,855
Other income (expense)	40	(44)	57	(33)
Total other income	3,148	1,506	6,517	2,822
Net loss	$(30,382)	$(20,095)	$(61,352)	$(48,381)
Net loss per share, basic and diluted	$(0.54)	$(0.49)	$(1.10)	$(1.20)
Weighted average shares used to compute net loss per share, basic and diluted	56,282,402	40,720,294	55,928,363	40,470,041

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(30,382)	$(20,095)	$(61,352)	$(48,381)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(108)	460	(465)	1,295
Total comprehensive loss	$(30,490)	$(19,635)	$(61,817)	$(47,086)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except for share amounts)

	Three Months Ended June 30, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at March 31, 2024	55,867,863	$4	$572,926	$(10)	(336,602)	$236,318
Issuance of shares under at-the-market offering, net of issuance costs of $25	1,225,952	—	14,886	—	—	14,886
Stock-based compensation expense	—	—	5,542	—	—	5,542
Issuance of shares under the employee stock purchase plan	70,701	—	650	—	—	650
Employee stock purchase plan expense	—	—	182	—	—	182
Exercise of stock options	29,587	—	75	—	—	75
Vesting of restricted stock awards	52,308	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	(30,382)	(30,382)
Balances at June 30, 2024	57,246,411	$4	$594,261	$(118)	(366,984)	$227,163

	Six Months Ended June 30, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2023	54,992,784	$4	$559,176	$347	(305,632)	$253,895
Issuance of shares under at-the-market offering, net of issuance costs of $166	1,772,278	—	22,787	—	—	22,787
Stock-based compensation expense	—	—	10,246	—	—	10,246
Exercise of stock options	317,989	—	1,015	—	—	1,015
Issuance of shares under the employee stock purchase plan	70,701	—	650	—	—	650
Employee stock purchase plan expense	—	—	387	—	—	387
Vesting of restricted stock awards	92,659	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	(465)	—	(465)
Net loss	—	—	—	—	(61,352)	(61,352)
Balances at June 30, 2024	57,246,411	$4	$594,261	$(118)	(366,984)	$227,163

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except for share amounts)

	Three Months Ended June 30, 2023
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at March 31, 2023	40,438,320	$3	$413,213	$(978)	$(237,263)	$174,975
Stock-based compensation expense	—	—	4,040	—	—	4,040
Exercise of stock options	357,312	—	1,332	—	—	1,332
Issuance of shares under the employee stock purchase plan	270,541	—	711	—	—	711
Employee stock purchase plan expense	—	—	130	—	—	130
Vesting of early exercised stock options	6,990	—	30	—	—	30
Vesting of restricted stock awards	49,319	—	—	—	—	—
Net unrealized gain on marketable securities	—	—	—	460	—	460
Net loss	—	—	—	—	(20,095)	(20,095)
Balances at June 30, 2023	41,122,482	$3	$419,456	$(518)	(257,358)	$161,583

	Six Months Ended June 30, 2023
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2022	40,287,097	$3	$408,333	$(1,813)	$(208,977)	$197,546
Stock-based compensation expense	—	—	8,555	—	—	8,555
Exercise of stock options	452,227	—	1,552	—	—	1,552
Issuance of shares under the employee stock purchase plan	270,541	—	711	—	—	711
Employee stock purchase plan expense	—	—	245	—	—	245
Vesting of early exercised stock options	13,980	—	60	—	—	60
Vesting of restricted stock awards	98,637	—	—	—	—	—
Net unrealized gain on marketable securities	—	—	—	1,295	—	1,295
Net loss	—	—	—	—	(48,381)	(48,381)
Balances at June 30, 2023	41,122,482	$3	$419,456	$(518)	(257,358)	$161,583

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(61,352)	$(48,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	182	199
Non-cash lease expense	575	653
Non-cash interest income on marketable securities	(4,546)	(1,972)
Loss on sale of equipment	—	8
Stock-based compensation expense, including employee stock purchase plan expense	10,633	8,800
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,623	413
Other assets and long-term deposits	(2,422)	(133)
Accounts payable	1,656	1,251
Other current liabilities	3,153	(2,692)
Operating lease liabilities	(553)	(653)
Net cash used in operating activities	(51,051)	(42,507)
Cash flows from investing activities:
Purchase of equipment	(159)	—
Maturities of marketable securities	133,391	126,260
Purchases of marketable securities	(158,254)	(74,760)
Net cash (used in) provided by investing activities	(25,022)	51,500
Cash flows from financing activities:
Issuance of shares under at-the-market offering, net of issuance costs of $166	22,787	—
Proceeds from exercise of stock options	989	1,552
Proceeds from issuance of common stock under employee stock purchase plan	650	711
Net cash provided by financing activities	24,426	2,263
Net (decrease) increase in cash and cash equivalents	(51,647)	11,256
Cash and cash equivalents at beginning of period	68,539	23,702
Cash and cash equivalents at end of period	$16,892	$34,958

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

The Company is located in San Francisco, California, and was incorporated in Delaware on August 7, 2006, under the legal name of CombiThera, Inc., and on March 25, 2009, was renamed Olema Pharmaceuticals, Inc. The Company’s principal operations are based in San Francisco, California, and it has operations in Cambridge, Massachusetts. Olema Oncology Australia Pty Ltd was incorporated on January 6, 2021, and is a wholly-owned subsidiary of the Company (collectively with Olema Pharmaceuticals, Inc., referred to as “Olema” or the “Company” herein). It operates in one business segment and therefore has only one reportable segment. The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of geopolitical and macroeconomic events discussed in further detail below, the ability to secure additional capital to fund operations and commercial success of its product candidates. Palazestrant, OP-3136 and any future product candidates the Company may develop will require extensive non-clinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

The Company had $239.1 million of cash, cash equivalents and marketable securities at June 30, 2024, in addition to an available balance of $25.0 million under the Loan and Security Agreement (the "Original Loan Agreement"), dated September 5, 2023 by and between the Company, as borrower, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”), as amended by the First Amendment to Loan and Security Agreement, dated June 28, 2024, by and between the Company and the Bank (the "Amendment," and the Original Loan Agreement as amended by the Amendment, the "Loan Agreement"). See Footnote 10. Commitments and Contingencies for details. Management believes that the Company’s cash, cash equivalents, marketable securities, and the amounts available under the Loan Agreement will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the filing date of these condensed consolidated financial statements.

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

During the three months ended June 30, 2024, the Company issued 1,225,952 shares of its common stock under the Sales Agreement at a weighted-average price of $12.39 per share for net proceeds of $14.9 million after deducting related issuance costs. During the six months ended June 30, 2024, the Company issued 1,772,278 shares of its common stock under the Sales Agreement at a weighted-average price of $13.19 for net proceeds of $22.8 million after deducting related issuance costs. As of June 30, 2024, approximately $126.6 million remained available for issuance under the Sales Agreement.

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

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of June 30, 2024, and the statements of operations and comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three- and six-month periods are also unaudited. The results of operations presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10‑K as filed with the SEC on March 11, 2024 (the “Annual Report”).

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or fewer at the date of purchase. Cash deposits are all in reputable financial institutions in the United States as of June 30, 2024, and December 31, 2023. Cash and cash equivalents consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U.S. dollars and Australian dollars and investments in interest bearing money market funds.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop product candidates. These costs are recorded within research and development expenses in the condensed consolidated statements of operations and include personnel expenses, stock-based compensation expenses, allocated general and administrative expenses, and external costs including fees paid to consultants and contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), in connection with non-clinical studies and clinical trials, and other related clinical trial fees, such as for investigator fees, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses and other current assets. Such amounts are recognized as an expense as the goods are delivered or the related services are performed.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements that were relevant to the Company as of and for the three and six months ended June 30, 2024.

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

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$2,110	$—	$—	$2,110
Money market funds	10,918	—	—	10,918
Commercial paper	—	88,804	—	88,804
Corporate bonds	—	16,460	—	16,460
U.S. government treasury bills	97,853	—	—	97,853
Government-sponsored enterprise securities	—	23,088	—	23,088
Total	$110,881	$128,352	$—	$239,233

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$3,570	$—	$—	$3,570
Money market funds	59,280	—	—	59,280
Commercial paper	—	105,017	—	105,017
Corporate bonds		12,627		12,627
U.S. government treasury bills	60,012	—	—	60,012
Government-sponsored enterprise securities	—	21,606	—	21,606
Total	$122,862	$139,250	$—	$262,112

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$17,021	$—	$—	$17,021
Short-term marketable securities (<12 months to maturity)	201,132	15	(121)	201,026
Long-term marketable securities (>12 months to maturity)	21,198	19	(31)	21,186
Total	$239,351	$34	$(152)	$239,233

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$68,844	$—	$—	$68,844
Short-term marketable securities (<12 months to maturity)	169,966	176	(8)	170,134
Long-term marketable securities (>12 months to maturity)	22,955	179	—	23,134
Total	$261,765	$355	$(8)	$262,112

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

There were no marketable securities that had been in a consecutive loss position for more than 12 months as of June 30, 2024. During the three and six months ended June 30, 2024, the Company did not recognize any other-than-temporary impairment loss. As of June 30, 2024, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

As of June 30, 2024, all of the Company’s cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U. S. dollars and Australian dollars.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid clinical development costs	$929	$858
Interest receivable	821	673
Prepaid subscriptions and licenses	621	255
Prepaid insurance	541	1,239
Other	171	190
Reimbursable research and development costs from a collaboration partner	—	1,491
Total	$3,083	$4,706

5.
Other Assets and Long-Term Deposits

Other assets and long-term deposits consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Clinical development project deposits	$9,110	$6,688
Property and equipment, net	945	968
Security deposits	485	485
Other	16	—
Total	$10,556	$8,141

6.
Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued research and development related costs	$17,329	$11,322
Accrued employee bonuses	2,499	5,465
Accrued professional fees	793	903
Accrued payroll related costs	396	172
Accrued taxes	61	73
Total	$21,078	$17,935

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	June 30,	June 30,
	2024	2023
Risk-free interest rate	3.93%	3.48%
Expected term (in years)	6.03	6.08
Expected volatility	85.24%	87.22%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan, the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	8,670,742	$8.52	7.60	$61,749
Granted	3,071,250	14.56	—	—
Exercised (1)	(344,128)	3.86	—	—
Forfeited	(180,013)	16.67	—	—
Outstanding as of June 30, 2024	11,217,851	$10.19	7.91	$37,104

Options vested and exercisable as of June 30, 2024	5,565,712	$9.39	6.86	$24,380
Options expected to vest as of June 30, 2024	5,652,139	$10.97	8.93	$12,724

(1)
Exercised amount includes shares returned for taxes withheld for exercise and net transactions.

Restricted Stock Awards

The following table summarizes the restricted stock activity under the 2014 Plan during the six months ended June 30, 2024:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock as of December 31, 2023	92,659	$2.40
Granted	—
Vested	(92,659)	2.40
Forfeited	—
Unvested restricted stock as of June 30, 2024	—	$—

Performance-Based Restricted Stock Unit Awards

In November 2022, the Company granted to certain employees 710,000 shares of performance-based restricted stock unit awards (the “PSUs”) under the 2020 Plan as consideration for services subject to performance conditions with a fair value based on the closing price of the underlying common stock on the date of grant. Pursuant to the terms of the PSUs, 65% of each PSU vests upon certification by the Compensation Committee of the Company of achieving a pre-determined performance goal by June 30, 2024, and, 35% of each PSU vests upon certification by the Compensation Committee of the Company of achieving a pre-determined performance goal by June 30, 2024. In June 2024, pursuant to the terms of the PSUs, the Compensation Committee of the Company approved an extension of the achievement of the performance goal related to the 65% tranche of the PSUs from June 30, 2024 to December 31, 2024.

Expense recognition for PSUs commences when it is determined that attainment of the performance goal is met. During the three and six months ended June 30, 2024, no performance goal was met, and therefore, no related stock-based compensation expense was recorded.

The following table summarizes the performance-based restricted stock activity under the 2020 plan during the six months ended June 30, 2024:

	Number of Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	403,000	$3.38
Granted	—
Vested	—
Forfeited	—
Outstanding as of June 30, 2024	403,000	$3.38

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

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the ESPP and the 2022 Inducement Plan was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$4,233	$2,969	$7,645	$6,057
General and administrative	1,491	1,201	2,988	2,743
Total	$5,724	$4,170	$10,633	$8,800

8.
Net Loss Per Common Share

Net Loss Per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(30,382)	$(20,095)	$(61,352)	$(48,381)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	56,282,402	40,720,294	55,928,363	40,470,041
Net loss per share, basic and diluted	$(0.54)	$(0.49)	$(1.10)	$(1.20)

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Six Months Ended June 30,
	2024	2023
Unvested restricted stock awards	—	197,274
Unvested performance-based restricted stock unit awards	403,000	710,000
Options to purchase common stock	11,217,851	9,276,718
Employee stock purchase plan contingently issuable	—	22,749
	11,620,851	10,206,741

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

The following table summarizes total lease expense during the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Straight-line operating lease expense	$287	$326	$575	$653
Short-term lease expense	—	53	—	106
Variable lease expense	80	10	169	20
Total operating lease expense	$367	$389	$744	$779

The following table summarizes supplemental cash flow information during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$293	$327	$553	$653

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of June 30, 2024 (in thousands):

Years Ending December 31,
2024 (from July 2024)	$610
2025	1,245
2026	263
Total future minimum lease payments	2,118
Less: Interest	(156)
Total lease liabilities at present value	1,962
Lease liabilities, current	1,103
Lease liabilities, non-current	$859

The following table summarizes lease term and discount rate as of June 30, 2024:

	June 30,
	2024	2023
Weighted-average remaining lease term (years)	1.75	2.43
Weighted-average discount rate	9.00%	8.69%

10.
Commitments and Contingencies

Loan Agreement

On September 5, 2023, the Company entered into the Original Loan Agreement. The Original Loan Agreement provided for a four-year senior secured credit facility in an aggregate principal amount of up to $50.0 million (the “Original Credit Facility”). On June 28, 2024, the Company entered into the Amendment which amends the Original Loan Agreement in order to, among other things, (i) increase the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million (the "Credit Facility"), of which $25.0 million is currently available, an additional $25.0 million will become available upon the Company achieving certain milestones related to execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million which may be made available upon approval of the Bank in its discretion, and (ii) extend the maturity date to July 1, 2028 (the "Maturity Date"). As of June 30, 2024, the Company had not drawn down funds under the Credit Facility.

The obligations under the Loan Agreement are secured by substantially all of the assets of the Company, subject to limited exceptions.

During the term of the Credit Facility, interest will accrue on any outstanding balance due under the Credit Facility at a floating rate per annum equal to the higher of (i) 8.0% and (ii) the prime rate. During an event of default, any outstanding amount under the Credit Facility will bear interest at a rate of 3.0% in excess of the otherwise applicable rate of interest. The Company will pay certain fees with respect to the Credit Facility, including a prepayment fee on any amount advanced under the Credit Facility to the extent paid prior to the Maturity Date, a final payment fee on the amount advanced under the Credit Facility, and an unused commitment fee of 1.5% on the portion of Credit Facility that remains undrawn as of June 30, 2025, as well as certain other fees and expenses of the Bank.

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

Costs associated with research activities performed under the agreement are included in research and development expenses in the accompanying condensed consolidated financial statements, with any reimbursable costs from Novartis reflected as a reduction of such expenses. As of December 31, 2023, the Company had incurred the full agreed-upon reimbursement amount. As of June 30, 2024, there was no outstanding balance from the receivable due from Novartis.

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection to the Pfizer Agreement are included in the research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024, and 2023.

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

The $8.0 million upfront payment was incurred in June 2022 and recorded as research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as research and development expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be accrued as a provision to cost of sales in the period when achievement of respective milestone target is probable. The $5.0 million milestone payment related to initiation of the first IND-enabling safety study was incurred and recorded as research and development expenses in the accompanying condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024. There was no milestone met during the three months ended June 30, 2024.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of June 30, 2024, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 30, 2024, the Company had not incurred any material costs as a result of such indemnifications.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next generation targeted therapies for women’s cancers. We are advancing our pipeline of novel therapies by leveraging our deep understanding of endocrine-driven cancers, nuclear receptors, and mechanisms of acquired resistance. Our lead product candidate, palazestrant (OP-1250), is a novel, orally-available small molecule with dual activity as both a complete estrogen receptor, or ER, antagonist, or CERAN, and selective ER degrader, or SERD, currently being investigated in patients with recurrent, locally advanced or metastatic ER-positive, or ER+, human epidermal growth factor receptor 2-negative, or HER2-, breast cancer. In preclinical models, palazestrant binds and completely blocks ER-driven transcriptional activity in both wild-type and mutant forms of metastatic ER+ breast cancer including activity in central nervous system, or CNS, metastases models. In clinical studies across more than 300 patients, palazestrant has demonstrated strong anti-tumor activity, attractive pharmacokinetics and prolonged drug exposure, favorable tolerability, and combinability with CDK4/6 inhibitors with no significant drug-drug interaction. Palazestrant is being evaluated as a single agent in an ongoing Phase 3 clinical trial, OPERA-01, and in Phase 1/2 combination studies with a CDK4/6 inhibitor (palbociclib or ribociclib), a phosphatidylinositol 3 kinase alpha, or PI3Ka, inhibitor (alpelisib), and an anticipated Phase 1b/2 combination study with an mTOR inhibitor (everolimus).

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

We are investigating palazestrant in combination with CDK4/6 inhibitors, palbociclib and ribociclib, and a PI3Ka inhibitor, alpelisib. We presented interim results from the Phase 2 portion of the palazestrant-ribociclib combination clinical study at the ESMO Breast Cancer Annual Congress 2024 in May 2024 in Berlin, Germany. As of the data cut-off date of March 13, 2024, the combination of the palazestrant recommended Phase 2 dose, or RP2D, of 120 mg in combination with the full U.S. Food and Drug Administration, or FDA-approved label dose of 600 mg of ribociclib was well tolerated with no new safety signals or enhancement of toxicity and palazestrant did not affect ribociclib drug exposure while ribociclib had no clinically meaningful effect on palazestrant drug exposure. Furthermore, the results for the maturing dataset showed anti-tumor activity and prolonged disease stabilization, and a clinical benefit rate, or CBR, of 85% across 13 CBR-eligible patients. We expect the data from the Phase 2 palazestrant-ribociclib combination clinical study will enable us to prepare to initiate a pivotal Phase 3 first-line clinical trial of palazestrant in combination with ribociclib. We anticipate providing updated results from the Phase 2 clinical study at a future medical meeting. We also reported interim results of our ongoing Phase 2 dose expansion clinical studies of palazestrant in combination with palbociclib at the 2023 San Antonio Breast Cancer Symposium in December 2023. The interim results demonstrated no significant drug-drug interaction, no dose-limiting toxicities, and a tolerability profile consistent with the FDA-approved labels of palbociclib plus an endocrine therapy. The study is being conducted at the RP2D for palazestrant combined with the full FDA-approved label dose of palbociclib 125 mg.

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

In July 2022, we were granted Fast Track designation from the FDA for palazestrant for patients with ER+/HER2- metastatic breast cancer that has progressed following one or more lines of endocrine therapy with at least one line given in combination with a CDK4/6 inhibitor.

In addition, in October 2023 we presented new preclinical data regarding the discovery of novel compounds targeting KAT6, an epigenetic target that is dysregulated in breast and other cancers. In January 2024, we nominated a development candidate for this program, OP-3136. We have completed Investigational New Drug, or IND, enabling studies for OP-3136, and we anticipate providing additional pre-clinical data for OP-3136 in the fourth quarter of 2024. We expect to file an IND application with the FDA in late 2024 and advance into clinical development. In a non-clinical xenograft model, OP-3136 caused dose-dependent tumor growth inhibition and tumor regression comparable to or better than a positive-control patented KAT6 inhibitor and demonstrated synergy in combination with CDK4/6 inhibitors or palazestrant. We are advancing the development of this program in collaboration with Aurigene Oncology, or Aurigene.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, research and development activities, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting non-clinical studies and clinical trials and providing general and administrative support for these operations.

We do not have any product candidates approved for commercial sale, and we have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development and eventual commercialization of one or more of our product candidates which we expect, if it ever occurs, will take a number of years. We also do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for non-clinical and clinical testing, as well as for commercial manufacturing if any of our product candidates obtain marketing approval. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $30.4 million and $20.1 million for the three months ended June 30, 2024 and 2023, respectively, and $61.4 million and $48.4 million for the six months ended June 30, 2024 and 2023, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, make potential milestone payments to our licensors, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of June 30, 2024, we had an accumulated deficit of $367.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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
•
initiate non-clinical studies and clinical trials for OP-3136 and any additional product candidates that we may pursue in the future;
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

Operating expenses

Research and development

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal expenses incurred in connection with the discovery and development of our product candidates. To date, our research and development expenses have related primarily to discovery efforts and non-clinical and clinical development of our lead product candidate, palazestrant, as well as OP-3136. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

External expenses include:

•
expenses incurred in connection with the discovery and non-clinical development of our product candidates, including under agreements with third parties, such as consultants and contract research organizations, or CROs;
•
costs of manufacturing products for use in our non-clinical studies and clinical trials, including payments to contract manufacturing organizations, or CMOs, and consultants;
•
costs of funding research performed by third parties;
•
costs of purchasing lab supplies and non-capital equipment used in designing, developing and manufacturing non-clinical study and clinical trial materials;
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

We expense research and development expenses in the periods in which they are incurred. Costs for certain activities, such as manufacturing and non-clinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

We typically use our employee, consultant and infrastructure resources across our development programs. We track outsourced development costs by product candidate or non-clinical program, but we do not allocate personnel costs, other internal costs or external consultant costs to specific product candidates or non-clinical programs.

While our research and development expenses may fluctuate from period to period, we generally expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance palazestrant, OP-3136 or any other future product candidates we may develop into and through non-clinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for palazestrant, OP-3136 or any other future product candidates we may develop may be affected by a variety of factors including but not limited to: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of palazestrant, OP-3136 or any other future product candidates we may develop. Clinical and non-clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future non-clinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast whether palazestrant, OP-3136 or any other future product candidates we may develop may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Our expenditures on current and future non-clinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of non-clinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
the timing and progress of non-clinical and clinical development activities;
•
the number and scope of non-clinical and clinical programs we decide to pursue;
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

Results of operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change
	(in thousands)
Operating expenses:
Research and development	$29,109	$17,989	$11,120
General and administrative	4,421	3,612	809
Total operating expenses	33,530	21,601	11,929
Loss from operations	(33,530)	(21,601)	(11,929)
Other income:
Interest income	3,108	1,550	1,558
Other income (expense)	40	(44)	84
Total other income	3,148	1,506	1,642
Net loss	$(30,382)	$(20,095)	$(10,287)

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change
	(in thousands)
CROs, CMOs and other clinical development related third-party vendor expenses	$12,238	$6,388	$5,850
Compensation and related benefits	6,693	4,885	1,808
Other research and development expenses	5,945	3,747	2,198
Stock-based compensation	4,233	2,969	1,264
Total research and development expenses	$29,109	$17,989	$11,120

Research and development expenses for the three months ended June 30, 2024 were $29.1 million, compared to $18.0 million for the three months ended June 30, 2023. The increase of $11.1 million was primarily due to (i) increased spending on clinical operations and development-related activities as we continue to advance palazestrant into late-stage clinical trials, (ii) other research and development activities associated with the advancement of our KAT6 inhibitor program, and (iii) personnel-related costs, including an increase in non-cash stock-based compensation expense of $1.3 million.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2024 were $4.4 million compared to $3.6 million for the three months ended June 30, 2023. The increase of $0.8 million was primarily due to (i) increased spending on corporate-related costs, and (ii) an increase in non-cash stock-based compensation expense of $0.3 million.

Other income

Other income for the three months ended June 30, 2024 was $3.1 million, compared to $1.5 million for the three months ended June 30, 2023. The increase of $1.6 million was primarily due to an increase in interest income from our marketable securities.

Results of operations

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	$ Change
	(in thousands)
Operating expenses:
Research and development	$58,992	$40,815	$18,177
General and administrative	8,877	10,388	(1,511)
Total operating expenses	67,869	51,203	16,666
Loss from operations	(67,869)	(51,203)	(16,666)
Other income:
Interest income	6,460	2,855	3,605
Other income (expense)	57	(33)	90
Total other income	6,517	2,822	3,695
Net loss	$(61,352)	$(48,381)	$(12,971)

Research and development expenses

The following table summarizes our research and development expenses by functional area for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	$ Change
	(in thousands)
CROs, CMOs and other clinical development related third-party vendor expenses	$22,960	$14,368	$8,592
Compensation and related benefits	12,645	12,367	278
Other research and development expenses	10,742	8,023	2,719
Stock-based compensation	7,645	6,057	1,588
Milestone payment made to Aurigene	5,000	—	5,000
Total research and development expenses	$58,992	$40,815	$18,177

Research and development expenses for the six months ended June 30, 2024 were $59.0 million, compared to $40.8 million for the six months ended June 30, 2023. The increase of $18.2 million was primarily due to (i) increased spending on clinical operations and development-related activities as we continue to advance palazestrant into late-stage clinical trials, (ii) a $5.0 million milestone payment made to Aurigene in connection with the exclusive global license agreement entered into in June 2022 between the Company and Aurigene, or the Aurigene Agreement, (iii) other research and development activities associated with the advancement of our KAT6 inhibitor program, and (iv) personnel-related costs, including an increase in non-cash stock-based compensation expense of $1.6 million.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2024 were $8.9 million compared to $10.4 million for the six months ended June 30, 2023. The decrease of $1.5 million was primarily due to (i) decreased spending on corporate- and legal-related costs, and (ii) decreased personnel-related expenses, including a $1.0 million one-time restructuring charge recorded in the first quarter of 2023. The decrease was partially offset by an increase in non-cash stock-based compensation expense of $0.3 million.

Other income

Other income for the six months ended June 30, 2024 was $6.5 million, compared to $2.8 million for the six months ended June 30, 2023. The increase of $3.7 million was primarily due to an increase in interest income from our marketable securities.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $30.4 million and $20.1 million for the three months ended June 30, 2024 and 2023, respectively. Through June 30, 2024, we had received aggregate gross proceeds of $551.3 million from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, and sale of stock through the Company’s 2020 Employee Stock Purchase Plan, or ESPP.

As of June 30, 2024, we had $239.1 million in cash, cash equivalents and marketable securities and accumulated deficit of $367.0 million. We had no debt outstanding as of June 30, 2024.

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

On September 5, 2023, we entered into a loan and security agreement, or the Original Loan Agreement, with Silicon Valley Bank, a division of First Citizens Bank & Trust Company, or the Bank, which provided us with an aggregate principal amount of up to $50.0 million, or the Original Credit Facility. On June 28, 2024, we entered into the First Amendment to Loan and Security Agreement, or the Amendment, and the Original Loan Agreement as amended by the Amendment, the Loan Agreement, with the Bank. The Amendment amends the Original Loan Agreement in order to, among other things, (i) increase the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million, or the Credit Facility, of which $25.0 million is currently available, an additional $25.0 million will become available upon achieving certain milestones related to execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million which may be made available upon approval of the Bank in its discretion, and (ii) extend the maturity date to July 1, 2028. As of June 30, 2024, we had not drawn down from the Credit Facility.

On January 5, 2024, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or TD Cowen, as sales agent, pursuant to which we may offer and sell, from time to time, shares of our common stock, having an aggregate offering price of up to $150.0 million, or the ATM Shares. The sales, if any, of the ATM Shares will be made by any method permitted that is deemed to be an “at-the-market”, or ATM, equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by TD Cowen. During the three months ended June 30, 2024, we issued 1,225,952 shares of our common stock under the Sales Agreement at a weighted-average price of $12.14 per share for net proceeds of $14.9 million after deducting related issuance costs. During the six months ended June 30, 2024, we issued 1,772,278 shares of our common stock under the Sales Agreement at a weighted-average price of $13.19 for net proceeds of $22.8 million after deducting related issuance costs. As of June 30, 2024, approximately $126.6 million remained available for issuance under the Sales Agreement.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of palazestrant, OP-3136 and non-clinical studies. We expect that our research and development and general and administrative costs will increase in connection with conducting additional non-clinical studies and clinical trials for our current and future research programs and product candidates, contracting with CMOs to support non-clinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

Our primary uses of cash are to fund our research and development activities, including with respect to palazestrant, OP-3136 and other non-clinical programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We expect our cash, cash equivalents, and marketable securities as of June 30, 2024, as well as the available balance under the Credit Facility, will enable us to fund our current operating plan for at least the next 12 months from the filing date of these condensed consolidated financial statements.

Refer to Note 10 of our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information regarding our material cash requirements; other than as set forth therein, there have been no material changes outside the ordinary course of business during the three months ended June 30, 2024 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of product discovery, non-clinical studies and clinical trials;

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

Identifying potential product candidates and conducting non-clinical studies and clinical trials is a time- consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of one or more product candidates that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(51,051)	$(42,507)
Net cash (used in) provided by investing activities	(25,022)	51,500
Net cash provided by financing activities	24,426	2,263
Net (decrease) increase in cash and cash equivalents	$(51,647)	$11,256

Operating activities

Net cash used in operating activities during the six months ended June 30, 2024 consisted primarily of our net loss of $61.4 million and non-cash interest income on our marketable securities of $4.5 million, offset by a net increase in operating assets and liabilities of $4.0 million and non-cash charges of $10.8 million. The net loss consisted primarily of $59.0 million in research and development expenses and $8.9 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation expense of $10.6 million, depreciation and amortization expenses of $0.2 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $0.6 million. The net increase in operating assets and liabilities was primarily due to (i) an increase of $3.2 million in accrued and other current liabilities, (ii) an increase of $1.7 million in accounts payable, and (iii) a decrease of $1.6 million in prepaid expenses and other current assets, which is primarily due to the reimbursable research and development costs received from a collaboration partner. The changes were partially offset by an increase of $2.4 million in other assets and long-term deposits.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 was predominantly due to purchases of marketable securities which were partially offset by maturities of marketable securities.

Net cash provided by investing activities during the six months ended June 30, 2023 was predominantly due to maturities of marketable securities which were offset by purchases of marketable securities.

Financing activities

Net cash provided by financing activities during the six months ended June 30, 2024 consists of $22.8 million in net proceeds from the sale of ATM Shares, $1.0 million from the exercise of stock options, and $0.7 million from the sale of our common stock under the ESPP.

Net cash provided by financing activities during the six months ended June 30, 2023 consists of $1.6 million and $0.7 million in net proceeds from the exercise of stock options and the sale of our common stock under the ESPP, respectively.

Critical accounting policies and significant judgments and estimates

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

During the three months ended June 30, 2024, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended June 30, 2024, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs to conduct certain aspects of our non-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize palazestrant, OP-3136 or future product candidates we may develop and our business, financial condition, results of operations and prospects could be significantly harmed.
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

We are a clinical-stage biopharmaceutical company, and we have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses since inception. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing our lead product candidate, palazestrant (OP-1250), securing related intellectual property rights, conducting non-clinical studies, conducting a Phase 1/2 clinical study of palazestrant, initiating a Phase 3 clinical trial of palazestrant, and conducting non-clinical studies of OP-3136. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

Developing pharmaceutical products, including conducting non-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses will increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, palazestrant. We anticipate incurring significant costs associated with the development of our lead product candidate, palazestrant, OP-3136 and any future product candidates we may develop. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities to perform clinical trials or non-clinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for palazestrant, OP-3136 or other product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through sales of shares of our common stock pursuant to a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or TD Cowen, as sales agent pursuant to an at-the-market offering, or the ATM Shares, the private placement of 13,211,381 shares of our common stock, at a price of $9.84 per share, to selected institutional and accredited investors, or the Private Placement, our initial public offering and private financings. We have incurred net losses of $30.4 million and $20.1 million for the three months ended June 30, 2024 and 2023, respectively. We had an accumulated deficit of $367.0 million as of June 30, 2024. Our losses have resulted principally from expenses incurred in research and development of palazestrant and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, palazestrant, is in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing palazestrant in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for palazestrant in other indications or for OP-3136.

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

In addition, our condensed consolidated financial statements for the three months ended June 30, 2024 and 2023 included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for palazestrant or OP-3136. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long term.

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

o
completing clinical and non-clinical development of our product candidates and programs and identifying and developing new product candidates;
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

Even if palazestrant, OP-3136 or any future product candidate that we may develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, EMA or other comparable regulatory authorities to perform clinical trials or non-clinical studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

The terms of the Loan Agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In September 2023, we entered into a loan and security agreement, or the Original Loan Agreement, with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, or the Bank, providing us with an aggregate principal amount of up to $50.0 million, or the Original Credit Facility, of which $25.0 million was available as of June 30, 2024 and up to $25.0 million of which could have been made available upon approval of the Bank in its discretion.

In June 2024, we entered into the first amendment to loan and security agreement, or the Amendment, and together with the Original Loan Agreement, the Loan Agreement, with the Bank. The Amendment amends the Original Loan Agreement in order to, among other things, increase the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million, or the Credit Facility, of which $25.0 million is currently available, an additional $25.0 million which will become available upon achievement of certain milestones related to execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million which may be made available upon approval of the Bank in its discretion. The Credit Facility will mature on July 1, 2028.

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

Our future success is heavily dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize palazestrant, our lead product candidate. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of palazestrant in our ongoing clinical trials in multiple indications. We are investing significant efforts and financial resources in the research and development of palazestrant. Palazestrant will require additional clinical development, evaluation of clinical, non-clinical and manufacturing activities, marketing approval from regulatory authorities, and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote palazestrant before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. Should our planned clinical development of palazestrant in our lead indications fail to be completed in a timely manner or at all, we will need to rely on our ongoing and planned clinical development of palazestrant in additional indications, which will require more time and resources to obtain regulatory approval and proceed with commercialization and may ultimately be unsuccessful.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of non-clinical studies and clinical trials of palazestrant, OP-3136 and any future product candidates we may develop may not be predictive of the results of subsequent clinical trials. We have a limited operating history and to date have not demonstrated our ability to complete large-scale clinical trials.

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through non-clinical studies and initial clinical trials. In addition to the safety and efficacy traits of any product candidate, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or any potential future collaborator may decide, or regulators may require us, to conduct additional clinical trials or non-clinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval.

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

In addition, we may rely in part on non-clinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for palazestrant or OP-3136. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, our development programs may be significantly delayed, and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA, European Commission or comparable foreign regulatory authority approval. We cannot guarantee that the FDA or foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit an application seeking approval of palazestrant, OP-3136 or any future product candidates we may develop. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing approval, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of palazestrant, OP-3136 or any future product candidates we may develop. Even if regulatory approval is secured for palazestrant or OP-3136, the terms of such approval may limit the scope and use of palazestrant or OP-3136, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, European Commission or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, European Commission or comparable foreign regulatory authorities delaying, limiting or denying approval of palazestrant or OP-3136, including and any other indication we are seeking for approval under palazestrant or OP-3136.

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
•
the FDA, European Commission or other comparable foreign regulatory authorities may disagree with our interpretation of data from non-clinical studies or clinical trials;
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

Periodically, we make estimates regarding the incidence and prevalence of target patient populations for particular diseases based on various third-party sources and internally generated analysis and use such estimates in making decisions regarding our drug development strategy, including acquiring or in-licensing product candidates and determining indications on which to focus in non-clinical or clinical trials.

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

From time to time, we may publicly disclose preliminary or top-line data from our non-clinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

As palazestrant progresses through non-clinical and clinical trials to potential marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause palazestrant to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of palazestrant and jeopardize our ability to commercialize palazestrant, if approved, and generate revenue.

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

Palazestrant and OP-3136 are, and any product candidate we develop in the future will be, subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous non-clinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. We cannot provide any assurance that palazestrant, OP-3136 or any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

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

If palazestrant, OP-3136 or any future product candidates we may develop are associated with undesirable side effects or have unexpected characteristics in non-clinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete a trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may significantly harm our business, financial condition, results of operations and prospects.

Patients in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our non-clinical studies or previous clinical trials. Palazestrant, OP-3136 or any future product candidates we may develop, may be used as chronic therapies or be used in pediatric populations, for which safety concerns may be particularly scrutinized by regulatory authorities. In addition, if palazestrant, OP-3136 or any future product candidates we may develop, are used in combination with other therapies, palazestrant, OP-3136 or any future product candidates we may develop may exacerbate adverse events associated with the therapy and it may not be possible to determine whether it was caused by our product or the one with which it was combined. Patients treated with palazestrant, OP-3136 or any future candidates we may develop, may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to palazestrant, OP-3136 or any future product candidates we may develop, but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, competent authorities of EU Member States, other comparable regulatory authorities or an IRB or Ethics Committee may suspend, vary or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could significantly harm our business, financial condition, results of operations and prospects. Further, if palazestrant or OP-3136 obtains marketing approval, toxicities associated with palazestrant or OP-3136 and not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether palazestrant or OP-3136 will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on non-clinical studies or early-stage clinical trials.

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

Obtaining and maintaining regulatory approval of palazestrant, OP-3136 or any product candidate we develop in the future, in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA, the European Commission or other foreign regulatory authority grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional non-clinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our product is also subject to approval.

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

We may attempt to secure approval from the FDA, the European Commission or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional non-clinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive approval from the FDA, the European Commission or comparable foreign regulatory authorities through accelerated approval pathways, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, the European Commission or comparable foreign regulatory authorities may seek to withdraw their approval.

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

As of June 30, 2024, we had 89 employees, 80 of whom were full-time, including 54 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In the ordinary course of our business, we and the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud, outages, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel or vendor misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, unavailability of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. Despite the implementation of preventative and detective security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants, collaborators and third-party service providers that process our sensitive information, there can be no assurance that these measures will be effective.

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

Moreover, in most foreign countries, including a number of EU Member States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. An EU Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or other restrictions. Under current U.S. federal tax law, federal NOL carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 taxable years and federal NOL carryforwards generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to current U.S. federal tax law. For example, California recently enacted legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning on or after January 1, 2024, and before January 1, 2027.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our licensors are the first to either (1) file any patent application related to palazestrant, OP-3136 or any future product candidate we may develop or (2) invent any of the inventions claimed in the patents or patent applications.

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

Depending upon the timing, duration and specifics of FDA marketing approval of palazestrant, OP-3136 or any future product candidates we may develop, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act

of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of palazestrant, OP-3136 or any future product candidates we may develop. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be significantly harmed. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and non-clinical data and launch their product earlier than might otherwise be the case.

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

Risks related to our dependence on third parties

We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our non-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize palazestrant, OP-3136 or future product candidates we may develop and our business, financial condition, results of operations and prospects could be significantly harmed.

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our non-clinical studies and clinical trials and to monitor and manage data for our ongoing non-clinical and clinical programs. We rely on these parties for execution of our non-clinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for palazestrant or OP-3136 in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal, state or foreign fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We contract with third parties for the manufacture of palazestrant for non-clinical studies and our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of palazestrant or other drugs necessary for the development or commercialization of palazestrant or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of palazestrant for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of palazestrant for non-clinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements for palazestrant. Furthermore, the raw materials for palazestrant are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of palazestrant for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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

Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide non-clinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and significantly harm our business, financial condition, results of operations and prospects. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations and prospects.

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

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2023 to August 2, 2024 has ranged from a low of $2.55 to a high of $17.14. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

•
the timing and results of non-clinical studies and clinical trials of palazestrant, OP-3136 or any future product candidates we may develop or those of our competitors;
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

In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of factors unrelated to the specific company or its technology.

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

As of June 30, 2024, we had 57,246,411 shares of common stock outstanding. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

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

We have in the past, and may again in the future seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, in September 2023, we entered into the Private Placement, and in January 2024, we entered into the Sales Agreement with TD Cowen pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million. During the six months ended June 30, 2024, the Company issued 1,772,278 shares of its common stock under the Sales Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, including pursuant to sales under the Sales Agreement, your ownership interest will be diluted, our stock price could fall and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to palazestrant or future product candidates we may develop, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

There were no material changes in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 19, 2020. As of June 30, 2024, we have used 100% of the net proceeds from the IPO.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8‑K	001‑39712	3.1	11/23/2020
3.2	Amended and Restated Bylaws.	8‑K	001‑39712	3.1	12/16/2022
10.1*¥	First Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, dated June 28, 2024
10.2*	Olema Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Olema Pharmaceuticals, Inc.

Date: August 6, 2024	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Operating and Financial Officer (Principal Financial Officer and Principal Accounting Officer)