Form 10-Q
period 2024-09-30
Olema Pharmaceuticals, Inc.
filed 2024-11-12
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the number of outstanding shares of the Registrant’s common stock was 57,297,845.

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$35,888	$68,539
Marketable securities	178,875	193,268
Prepaid expenses and other current assets	3,231	4,706
Total current assets	217,994	266,513
Operating lease right-of-use assets	1,567	2,291
Other assets and long-term deposits	10,612	8,141
Total assets	$230,173	$276,945

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,685	$2,698
Operating lease liabilities, current	1,137	988
Other current liabilities	26,878	17,935
Total current liabilities	30,700	21,621
Operating lease liabilities, net of current portion	562	1,429
Total liabilities	31,262	23,050
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 57,288,319 and 55,097,118 shares issued as of September 30, 2024 and December 31, 2023, respectively; 57,288,319 and 54,992,784 shares outstanding as of September 30, 2024 and December 31, 2023, respectively.	4	4
Additional paid-in capital	599,982	559,176
Accumulated other comprehensive income	464	347
Accumulated deficit	(401,539)	(305,632)
Total stockholders’ equity	198,911	253,895
Total liabilities and stockholders’ equity	$230,173	$276,945

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$33,226	$19,453	$92,218	$60,268
General and administrative	4,395	3,889	13,272	14,277
Total operating expenses	37,621	23,342	105,490	74,545
Loss from operations	(37,621)	(23,342)	(105,490)	(74,545)
Other income:
Interest income	2,928	1,919	9,388	4,774
Other income (expense)	138	(79)	195	(112)
Total other income	3,066	1,840	9,583	4,662
Net loss	$(34,555)	$(21,502)	$(95,907)	$(69,883)
Net loss per share, basic and diluted	$(0.60)	$(0.48)	$(1.80)	$(1.66)
Weighted average shares used to compute net loss per share, basic and diluted	57,262,803	44,977,161	53,194,081	41,999,978

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(34,555)	$(21,502)	$(95,907)	$(69,883)
Other comprehensive income:
Net unrealized gain on marketable securities	582	277	117	1,572
Total comprehensive loss	$(33,973)	$(21,225)	$(95,790)	$(68,311)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except for share amounts)

	Three Months Ended September 30, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at June 30, 2024	57,246,411	$4	$594,261	$(118)	(366,984)	$227,163
Stock-based compensation expense	—	—	5,572	—	—	5,572
Employee stock purchase plan expense	—	—	54	—	—	54
Exercise of stock options	41,908	—	95	—	—	95
Net unrealized gain on marketable securities	—	—	—	582	—	582
Net loss	—	—	—	—	(34,555)	(34,555)
Balances at September 30, 2024	57,288,319	$4	$599,982	$464	(401,539)	$198,911

	Nine Months Ended September 30, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	54,992,784	$4	$559,176	$347	(305,632)	$253,895
Issuance of shares under at-the-market offering, net of issuance costs of $166	1,772,278	—	22,787	—	—	22,787
Stock-based compensation expense	—	—	15,818	—	—	15,818
Exercise of stock options	359,897	—	1,110	—	—	1,110
Issuance of shares under the employee stock purchase plan	70,701	—	650	—	—	650
Employee stock purchase plan expense	—	—	441	—	—	441
Vesting of restricted stock awards	92,659	—	—	—	—	—
Net unrealized gain on marketable securities	—	—	—	117	—	117
Net loss	—	—	—	—	(95,907)	(95,907)
Balances at September 30, 2024	57,288,319	$4	$599,982	$464	(401,539)	$198,911

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except for share amounts)

	Three Months Ended September 30, 2023
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at June 30, 2023	41,122,482	$3	$419,456	$(518)	$(257,358)	$161,583
Issuance of shares under equity private placement, net of issuance costs of $240	13,211,381	1	129,759	—	—	129,760
Stock-based compensation expense	—	—	4,019	—	—	4,019
Exercise of stock options	213,675	—	891	—	—	891
Employee stock purchase plan expense	—	—	86	—	—	86
Vesting of early exercised stock options	4,660	—	20	—	—	20
Vesting of restricted stock awards	49,318	—	—	—	—	—
Net unrealized gain on marketable securities	—	—	—	277	—	277
Net loss	—	—	—	—	(21,502)	(21,502)
Balances at September 30, 2023	54,601,516	$4	$554,231	$(241)	(278,860)	$275,134

	Nine Months Ended September 30, 2023
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2022	40,287,097	$3	$408,333	$(1,813)	$(208,977)	$197,546
Issuance of shares under equity private placement, net of issuance costs of $240	13,211,381	1	129,759	—	—	129,760
Stock-based compensation expense	—	—	12,574	—	—	12,574
Exercise of stock options	665,902	—	2,443	—	—	2,443
Issuance of shares under employee stock purchase plan	270,541	—	711	—	—	711
Employee stock purchase plan expense	—	—	331	—	—	331
Vesting of early exercised stock options	18,640	—	80			80
Vesting of restricted stock awards	147,955	—	—	—	—	—
Net unrealized gain on marketable securities	—	—	—	1,572	—	1,572
Net loss	—	—	—	—	(69,883)	(69,883)
Balances at September 30, 2023	54,601,516	$4	$554,231	$(241)	(278,860)	$275,134

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(95,907)	$(69,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	277	289
Non-cash lease expense	863	973
Non-cash interest income on marketable securities	(6,547)	(3,253)
Loss on sale of equipment	—	111
Stock-based compensation expense, including employee stock purchase plan expense	16,259	12,905
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,475	293
Other assets and long-term deposits	(2,589)	(5,328)
Accounts payable	(13)	1,833
Other current liabilities	8,972	(2,223)
Operating lease liabilities	(857)	(968)
Net cash used in operating activities	(78,067)	(65,251)
Cash flows from investing activities:
Purchase of equipment	(159)	—
Disposal of fixed assets	—	14
Maturities of marketable securities	226,786	196,760
Purchases of marketable securities	(205,729)	(170,710)
Net cash provided by investing activities	20,898	26,064
Cash flows from financing activities:
Issuance of shares under at-the-market offering, net of issuance costs of $166	22,787	—
Proceeds from equity private placement, net of issuance costs of $240	—	129,760
Proceeds from exercise of stock options	1,081	2,421
Proceeds from issuance of common stock under employee stock purchase plan	650	711
Net cash provided by financing activities	24,518	132,892
Net (decrease) increase in cash and cash equivalents	(32,651)	93,705
Cash and cash equivalents at beginning of period	68,539	23,702
Cash and cash equivalents at end of period	$35,888	$117,407

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

Liquidity

The Company had $214.8 million of cash, cash equivalents and marketable securities at September 30, 2024, in addition to an available balance of $25.0 million under the Loan and Security Agreement (the "Original Loan Agreement"), dated September 5, 2023 by and between the Company, as borrower, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”), as amended by the First Amendment to Loan and Security Agreement, dated June 28, 2024, by and between the Company and the Bank (the "Amendment," and the Original Loan Agreement as amended by the Amendment, the "Loan Agreement"). See Footnote 10. Commitments and Contingencies for details. Management believes that the Company’s cash, cash equivalents, marketable securities, and the amounts available under the Loan Agreement will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the filing date of these condensed consolidated financial statements.

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

As of September 30, 2024, approximately $126.6 million remained available for issuance under the Sales Agreement.

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

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of September 30, 2024, and the statements of operations and comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three- and six-month periods are also unaudited. The results of operations presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10‑K as filed with the SEC on March 11, 2024 (the “Annual Report”).

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or fewer at the date of purchase. Cash deposits are all in reputable financial institutions in the United States as of September 30, 2024, and December 31, 2023. Cash and cash equivalents consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U.S. dollars and Australian dollars and investments in interest bearing money market funds.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The guidance is effective for the fiscal year beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this update but does not expect it to have a material impact on its consolidated financial statements and disclosures.

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

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$8,670	$—	$—	$8,670
Money market funds	27,319	—	—	27,319
Commercial paper	—	57,489	—	57,489
Corporate bonds	—	22,279	—	22,279
U.S. government treasury bills	82,627	—	—	82,627
Government-sponsored enterprise securities	—	16,480	—	16,480
Total	$118,616	$96,248	$—	$214,864

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$3,570	$—	$—	$3,570
Money market funds	59,280	—	—	59,280
Commercial paper	—	105,017	—	105,017
Corporate bonds		12,627		12,627
U.S. government treasury bills	60,012	—	—	60,012
Government-sponsored enterprise securities	—	21,606	—	21,606
Total	$122,862	$139,250	$—	$262,112

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$35,989	$—	$—	$35,989
Short-term marketable securities (<12 months to maturity)	168,484	350	(1)	168,833
Long-term marketable securities (>12 months to maturity)	9,927	115	—	10,042
Total	$214,400	$465	$(1)	$214,864

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$68,844	$—	$—	$68,844
Short-term marketable securities (<12 months to maturity)	169,966	176	(8)	170,134
Long-term marketable securities (>12 months to maturity)	22,955	179	—	23,134
Total	$261,765	$355	$(8)	$262,112

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

There were no marketable securities that had been in a consecutive loss position for more than 12 months as of September 30, 2024. During the three and nine months ended September 30, 2024, the Company did not recognize any other-than-temporary impairment loss. As of September 30, 2024, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

As of September 30, 2024, all of the Company’s cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U. S. dollars and Australian dollars.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid subscriptions and licenses	$1,068	$255
Prepaid clinical development costs	1,022	858
Interest receivable	687	673
Prepaid insurance	266	1,239
Other	188	190
Reimbursable research and development costs from a collaboration partner	—	1,491
Total	$3,231	$4,706

5.
Other Assets and Long-Term Deposits

Other assets and long-term deposits consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Clinical development project deposits	$9,263	$6,688
Property and equipment, net	849	968
Security deposits	485	485
Other	15	—
Total	$10,612	$8,141

6.
Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued research and development related costs	$20,070	$11,322
Accrued employee bonuses	3,792	5,465
Accrued professional fees	1,708	903
Accrued payroll related costs	1,236	172
Accrued taxes	72	73
Total	$26,878	$17,935

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	September 30,	September 30,
	2024	2023
Risk-free interest rate	3.92%	3.56%
Expected term (in years)	6.03	6.03
Expected volatility	85.10%	86.71%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan, the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	8,670,742	$8.52	7.60	$61,749
Granted	3,297,550	14.35	—	—
Exercised (1)	(389,043)	3.64	—	—
Forfeited	(205,201)	15.83	—	—
Outstanding as of September 30, 2024	11,374,048	$10.06	7.30	$44,235

Options vested and exercisable as of September 30, 2024	6,033,473	$9.04	6.04	$31,002
Options expected to vest as of September 30, 2024	5,340,575	$11.22	8.71	$13,233

(1)
Exercised amount includes shares returned for taxes withheld for exercise and net transactions.

Restricted Stock Awards

The following table summarizes the restricted stock activity under the 2014 Plan during the nine months ended September 30, 2024:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock as of December 31, 2023	92,659	$2.40
Granted	—
Vested	(92,659)	2.40
Forfeited	—
Unvested restricted stock as of September 30, 2024	—	$—

Performance-Based Restricted Stock Unit Awards

In November 2022, the Company granted to certain employees 710,000 shares of performance-based restricted stock unit awards (the “PSUs”) under the 2020 Plan as consideration for services subject to performance conditions with a fair value based on the closing price of the underlying common stock on the date of grant. Pursuant to the terms of the PSUs, 65% of each PSU vests upon certification by the Compensation Committee of the Company of achieving a pre-determined performance goal by June 30, 2024, and, 35% of each PSU vests upon certification by the Compensation Committee of the Company of achieving a pre-determined performance goal by June 30, 2024. The performance goal related to the 35% tranche of the PSUs was met and related stock-based compensation expense was recorded in 2023. In June 2024, pursuant to the terms of the PSUs, the Compensation Committee of the Company approved an extension of the achievement of the performance goal related to the 65% tranche of the PSUs from June 30, 2024 to December 31, 2024.

Expense recognition for PSUs commences when it is determined that attainment of the performance goal is met. During the three and nine months ended September 30, 2024, no performance goal was met, and therefore, no related stock-based compensation expense was recorded.

The following table summarizes the performance-based restricted stock activity under the 2020 plan during the nine months ended September 30, 2024:

	Number of Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	403,000	$3.38
Granted	—
Vested	—
Forfeited	—
Outstanding as of September 30, 2024	403,000	$3.38

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

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the ESPP and the 2022 Inducement Plan was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$4,280	$2,801	$11,925	$8,858
General and administrative	1,346	1,304	4,334	4,047
Total	$5,626	$4,105	$16,259	$12,905

8.
Net Loss Per Common Share

Net Loss Per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(34,555)	$(21,502)	$(95,907)	$(69,883)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	57,262,803	44,977,161	53,194,081	41,999,978
Net loss per share, basic and diluted	$(0.60)	$(0.48)	$(1.80)	$(1.66)

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Nine Months Ended September 30,
	2024	2023
Unvested restricted stock awards	—	147,956
Unvested performance-based restricted stock unit awards	403,000	665,000
Options to purchase common stock	11,374,048	8,976,311
Employee stock purchase plan contingently issuable	17,227	65,669
	11,794,275	9,854,936

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

The following table summarizes total lease expense during the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Straight-line operating lease expense	$288	$320	$863	$973
Short-term lease expense	—	58	—	164
Variable lease expense	117	42	286	62
Total operating lease expense	$405	$420	$1,149	$1,199

The following table summarizes supplemental cash flow information during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$303	$315	$856	$968
Supplemental noncash information on lease liabilities arising from obtaining right-use-assets	—	896	—	896

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of September 30, 2024 (in thousands):

Years Ending December 31,
2024 (from October 2024)	$305
2025	1,245
2026	263
Total future minimum lease payments	1,813
Less: Interest	(114)
Total lease liabilities at present value	1,699
Lease liabilities, current	1,137
Lease liabilities, non-current	$562

The following table summarizes lease term and discount rate as of September 30, 2024:

	September 30,
	2024	2023
Weighted-average remaining lease term (years)	1.51	2.47
Weighted-average discount rate	9.00%	8.69%

10.
Commitments and Contingencies

Loan Agreement

On September 5, 2023, the Company entered into the Original Loan Agreement. The Original Loan Agreement provided for a four-year senior secured credit facility in an aggregate principal amount of up to $50.0 million (the “Original Credit Facility”). On June 28, 2024, the Company entered into the Amendment which amends the Original Loan Agreement in order to, among other things, (i) increase the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million (the "Credit Facility"), of which $25.0 million is currently available, an additional $25.0 million will become available upon the Company achieving certain milestones related to execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million which may be made available upon approval of the Bank in its discretion, and (ii) extend the maturity date to July 1, 2028 (the "Maturity Date"). As of September 30, 2024, the Company had not drawn down funds under the Credit Facility.

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

Costs associated with research activities performed under the agreement are included in research and development expenses in the accompanying condensed consolidated financial statements, with any reimbursable costs from Novartis reflected as a reduction of such expenses. As of December 31, 2023, the Company had incurred the full agreed-upon reimbursement amount. As of September 30, 2024, there was no outstanding balance from the receivable due from Novartis.

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection to the Pfizer Agreement are included in the research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024, and 2023.

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

The $8.0 million upfront payment was incurred in June 2022 and recorded as research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as research and development expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be accrued as a provision to cost of sales in the period when achievement of respective milestone target is probable. The $5.0 million milestone payment related to initiation of the first IND-enabling safety study was incurred and recorded as research and development expenses in the accompanying condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024. There was no milestone met during the three months ended September 30, 2024.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of September 30, 2024, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 30, 2024, the Company had not incurred any material costs as a result of such indemnifications.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of next generation targeted therapies for women’s cancers. We are advancing our pipeline of novel therapies by leveraging our deep understanding of endocrine-driven cancers, nuclear receptors, and mechanisms of acquired resistance. Our lead product candidate, palazestrant (OP-1250), is a novel, orally-available small molecule with dual activity as both a complete estrogen receptor, or ER, antagonist, or CERAN, and selective ER degrader, or SERD, currently being investigated in patients with recurrent, locally advanced or metastatic ER-positive, or ER+, human epidermal growth factor receptor 2-negative, or HER2-, breast cancer. In preclinical models, palazestrant binds and completely blocks ER-driven transcriptional activity in both wild-type and mutant forms of metastatic ER+ breast cancer including activity in central nervous system, or CNS, metastases models. In clinical studies across more than 400 patients, palazestrant has demonstrated strong anti-tumor activity, attractive pharmacokinetics and prolonged drug exposure, favorable tolerability, and combinability with CDK4/6 inhibitors with no significant drug-drug interaction. Palazestrant is being evaluated as a single agent in an ongoing Phase 3 clinical trial, OPERA-01, and in Phase 1/2 combination studies with a CDK4/6 inhibitor (palbociclib or ribociclib), a phosphatidylinositol 3 kinase alpha, or PI3Ka, inhibitor (alpelisib), and a Phase 1b/2 combination study with an mTOR inhibitor (everolimus).

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

We are investigating palazestrant in combination with CDK4/6 inhibitors, palbociclib and ribociclib, a PI3Ka inhibitor, alpelisib, and an mTOR inhibitor, everolimus. In October 2024, at the 2024 EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics (ENA 2024), we presented pre-clinical posters showing that palazestrant demonstrates combinability and enhanced tumor suppression with both everolimus and capivasertib, a pan-AKT inhibitor. We presented interim results from the Phase 2 portion of the palazestrant-ribociclib combination clinical study at the ESMO Breast Cancer Annual Congress 2024 in May 2024 in Berlin, Germany. As of the data cut-off date of March 13, 2024, the combination of the palazestrant recommended Phase 2 dose, or RP2D, of 120 mg in combination with the full U.S. Food and Drug Administration, or FDA-approved label dose of 600 mg of ribociclib was well tolerated with no new safety signals or enhancement of toxicity and palazestrant did not affect ribociclib drug exposure while ribociclib had no clinically meaningful effect on palazestrant drug exposure. Furthermore, the results for the maturing dataset showed anti-tumor activity and prolonged disease stabilization, and a clinical benefit rate, or CBR, of 85% across 13 CBR-eligible patients. We expect the data from the Phase 2 palazestrant-ribociclib combination clinical study will enable us to prepare to initiate a pivotal Phase 3 first-line clinical trial of palazestrant in combination with ribociclib. We anticipate providing updated results from the Phase 2 clinical study at a future medical meeting. We also reported interim results of our ongoing Phase 2 dose expansion clinical studies of palazestrant in combination with palbociclib at the 2023 San Antonio Breast Cancer Symposium in December 2023. The interim results demonstrated no significant drug-drug interaction, no dose-limiting toxicities, and a tolerability profile consistent with the FDA-approved labels of palbociclib plus an endocrine therapy. The study is being conducted at the RP2D for palazestrant combined with the full FDA-approved label dose of palbociclib 125 mg.

In October 2023, we announced the expansion of our clinical collaboration with Novartis Institutes for BioMedical Research, Inc., or Novartis, increasing the size of the ongoing Phase 1/2 clinical study testing palazestrant in combination with ribociclib to approximately 60 patients, and in March 2024, we further increased the size of the ongoing Phase 1/2 clinical study testing palazestrant in combination with ribociclib by an additional 15 patients exploring 90 mg of palazestrant in combination with 600 mg of ribociclib. We also initiated our Phase 1b/2 clinical study of palazestrant in combination with an mTOR inhibitor, everolimus, in the third quarter of 2024.

In July 2022, we were granted Fast Track designation from the FDA for palazestrant for patients with ER+/HER2- metastatic breast cancer that has progressed following one or more lines of endocrine therapy with at least one line given in combination with a CDK4/6 inhibitor.

In addition, in October 2023 we presented new preclinical data regarding the discovery of novel compounds targeting KAT6, an epigenetic target that is dysregulated in breast and other cancers. In January 2024, we nominated a development candidate for this program, OP-3136. In October 2024, we presented new pre-clinical data at ENA 2024 on the combination of OP-3136 with endocrine therapy, including palazestrant, and a CDK4/6 inhibitor, ribociclib. We have completed Investigational New Drug, or IND, enabling studies for OP-3136, and we expect to file the IND application with the FDA in late 2024 and advance into clinical development in early 2025. In non-clinical xenograft models, OP-3136 caused dose-dependent tumor growth inhibition and tumor regression comparable to or better than a positive-control patented KAT6 inhibitor and demonstrated synergy in combination with CDK4/6 inhibitors or palazestrant. We are advancing the development of this program in collaboration with Aurigene Oncology, or Aurigene.

On October 17, 2024, we signed an out-license of our de-prioritized TRPM4 targeted research program to Black Shadow Therapeutics LLC in exchange for potential single-digit royalties on world-wide net sales should a product be approved by regulatory authorities.

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

We have incurred significant operating losses since the commencement of our operations. Our net losses were $34.6 million and $21.5 million for the three months ended September 30, 2024 and 2023, respectively, and $95.9 million and $69.9 million for the nine months ended September 30, 2024 and 2023, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, make potential milestone payments to our licensors, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of September 30, 2024, we had an accumulated deficit of $401.5 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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

Results of operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change
	(in thousands)
Operating expenses:
Research and development	$33,226	$19,453	$13,773
General and administrative	4,395	3,889	506
Total operating expenses	37,621	23,342	14,279
Loss from operations	(37,621)	(23,342)	(14,279)
Other income:
Interest income	2,928	1,919	1,009
Other income (expense)	138	(79)	217
Total other income	3,066	1,840	1,226
Net loss	$(34,555)	$(21,502)	$(13,053)

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change
	(in thousands)
CROs, CMOs and other clinical development related third-party vendor expenses	$14,557	$7,398	$7,159
Other research and development expenses	7,395	4,337	3,058
Compensation and related benefits	6,994	4,917	2,077
Stock-based compensation	4,280	2,801	1,479
Total research and development expenses	$33,226	$19,453	$13,773

Research and development expenses for the three months ended September 30, 2024 were $33.2 million, compared to $19.5 million for the three months ended September 30, 2023. The increase of $13.8 million was primarily due to (i) increased spending on clinical operations and development-related activities as we continue to advance palazestrant through late-stage clinical trials, (ii) other research and development activities associated with the advancement of our KAT6 inhibitor program, and (iii) personnel-related costs, including an increase in non-cash stock-based compensation expense of $1.5 million.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2024 were $4.4 million compared to $3.9 million for the three months ended September 30, 2023. The increase of $0.5 million was primarily due to (i) increased spending on corporate-related costs, and (ii) an increase in non-cash stock-based compensation expense of less than $0.1 million.

Other income

Other income for the three months ended September 30, 2024 was $3.1 million, compared to $1.8 million for the three months ended September 30, 2023. The increase of $1.2 million was primarily due to an increase in interest income from our marketable securities.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change
	(in thousands)
Operating expenses:
Research and development	$92,218	$60,268	$31,950
General and administrative	13,272	14,277	(1,005)
Total operating expenses	105,490	74,545	30,945
Loss from operations	(105,490)	(74,545)	(30,945)
Other income:
Interest income	9,388	4,774	4,614
Other income (expense)	195	(112)	307
Total other income	9,583	4,662	4,921
Net loss	$(95,907)	$(69,883)	$(26,024)

Research and development expenses

The following table summarizes our research and development expenses by functional area for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change
	(in thousands)
CROs, CMOs and other clinical development related third-party vendor expenses	$37,517	$21,766	$15,751
Compensation and related benefits	19,306	17,219	2,087
Other research and development expenses	18,470	12,425	6,045
Stock-based compensation	11,925	8,858	3,067
Milestone payment made to Aurigene	5,000	—	5,000
Total research and development expenses	$92,218	$60,268	$31,950

Research and development expenses for the nine months ended September 30, 2024 were $92.2 million, compared to $60.3 million for the nine months ended September 30, 2023. The increase of $32.0 million was primarily due to (i) increased spending on clinical operations and development-related activities as we continue to advance palazestrant through late-stage clinical trials, (ii) other research and development activities associated with the advancement of our KAT6 inhibitor program, (iii) a $5.0 million milestone payment made to Aurigene in connection with the exclusive global license agreement entered into in June 2022 between the Company and Aurigene, or the Aurigene Agreement, and (iv) personnel-related costs, including an increase in non-cash stock-based compensation expense of $3.1 million. The increase was offset by $1.8 million one-time restructuring charge recorded in the nine months ended September 30, 2023.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2024 were $13.3 million compared to $14.3 million for the nine months ended September 30, 2023. The decrease of $1.0 million was primarily due to (i) decreased spending on corporate- and legal-related costs, and (ii) decreased personnel-related expenses, including a $1.0 million one-time restructuring charge recorded in the first quarter of 2023. The decrease was partially offset by an increase in non-cash stock-based compensation expense of $0.3 million.

Other income

Other income for the nine months ended September 30, 2024 was $9.6 million, compared to $4.7 million for the nine months ended September 30, 2023. The increase of $4.9 million was primarily due to an increase in interest income from our marketable securities.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $34.2 million and $21.5 million for the three months ended September 30, 2024 and 2023, respectively. Through September 30, 2024, we had received aggregate gross proceeds of $551.4 million from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, and sale of stock through the Company’s 2020 Employee Stock Purchase Plan, or ESPP.

As of September 30, 2024, we had $214.8 million in cash, cash equivalents and marketable securities and accumulated deficit of $401.5 million. We had no debt outstanding as of September 30, 2024.

In September 2023, we entered into a stock purchase agreement for a private placement of 13,211,381 shares of our common stock, at a price of $9.84 per share, to selected institutional and accredited investors, or the Private Placement, resulting in gross proceeds of approximately $130.0 million. After deducting offering expenses related to the Private Placement of approximately $0.3 million, the net proceeds to us from the Private Placement were approximately $129.8 million.

On September 5, 2023, we entered into a loan and security agreement, or the Original Loan Agreement, with Silicon Valley Bank, a division of First Citizens Bank & Trust Company, or the Bank, which provided us with an aggregate principal amount of up to $50.0 million, or the Original Credit Facility. On June 28, 2024, we entered into the First Amendment to Loan and Security Agreement, or the Amendment, and the Original Loan Agreement as amended by the Amendment, the Loan Agreement, with the Bank. The Amendment amends the Original Loan Agreement in order to, among other things, (i) increase the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million, or the Credit Facility, of which $25.0 million is currently available, an additional $25.0 million will become available upon achieving certain milestones related to execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million which may be made available upon approval of the Bank in its discretion, and (ii) extend the maturity date to July 1, 2028. As of September 30, 2024, we had not drawn down from the Credit Facility.

On January 5, 2024, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or TD Cowen, as sales agent, pursuant to which we may offer and sell, from time to time, shares of our common stock, having an aggregate offering price of up to $150.0 million, or the ATM Shares. The sales, if any, of the ATM Shares will be made by any method permitted that is deemed to be an “at-the-market”, or ATM, equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by TD Cowen. During the nine months ended September 30, 2024, we issued 1,772,278 shares of our common stock under the Sales Agreement at a weighted-average price of $13.19 for net proceeds of $22.8 million after deducting related issuance costs. As of September 30, 2024, approximately $126.6 million remained available for issuance under the Sales Agreement.

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

We expect our cash, cash equivalents, and marketable securities as of September 30, 2024, as well as the available balance under the Credit Facility, will enable us to fund our current operating plan for at least the next 12 months from the filing date of these condensed consolidated financial statements.

Refer to Note 10 of our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information regarding our material cash requirements; other than as set forth therein, there have been no material changes outside the ordinary course of business during the three months ended September 30, 2024 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(78,067)	$(65,251)
Net cash provided by investing activities	20,898	26,064
Net cash provided by financing activities	24,518	132,892
Net (decrease) increase in cash and cash equivalents	$(32,651)	$93,705

Operating activities

Net cash used in operating activities during the nine months ended September 30, 2024 consisted primarily of our net loss of $95.5 million and non-cash interest income on our marketable securities of $6.5 million, offset by non-cash charges of $16.5 million and net increase in operating assets and liabilities of $7.8 million. The net loss consisted primarily of $92.2 million in research and development expenses and $13.3 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation expense of $16.3 million, depreciation and amortization expenses of $0.3 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $0.9 million. The net increase in operating assets and liabilities was primarily due to (i) an increase of $9.0 million in accrued and other current liabilities and (ii) a decrease of $1.5 million in prepaid expenses and other current assets, which is primarily due to the reimbursable research and development costs received from a collaboration partner. The net increases in operating liabilities were primarily offset by (i) an increase of $2.6 million in other assets and long-term deposits.

Net cash used in operating activities during the nine months ended September 30, 2023 consisted primarily of our net loss of $69.9 million and a net increase in operating assets and liabilities of $5.4 million, partially offset by non-cash charges of $10.1 million. The net loss consisted primarily of $60.3 million in research and development expenses and $14.3 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation expense of $12.9 million and depreciation and amortization expenses of $0.3 million, primarily offset by non-cash interest income on our marketable securities of $3.3 million. The net increase in operating assets and liabilities was primarily due to (i) an increase of $5.3 million in other assets and long-term deposits, and (ii) a decrease of $2.2 million in accrued and other current liabilities. The changes were partially offset by (i) an increase of $1.8 million in accounts payable, which is primarily a result of timing of invoice payment, and (ii) a decrease of $0.3 million in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 was predominantly due to purchases of marketable securities which were partially offset by maturities of marketable securities.

Net cash provided by investing activities during the nine months ended September 30, 2023 was predominantly due to maturities of marketable securities which were offset by purchases of marketable securities.

Financing activities

Net cash provided by financing activities during the nine months ended September 30, 2024 consists of $22.8 million in net proceeds from the sale of ATM Shares, $1.1 million from the exercise of stock options, and $0.7 million from the sale of our common stock under the ESPP.

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

During the three months ended September 30, 2024, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended September 30, 2024, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company, and we have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses since inception. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing our lead product candidate, palazestrant (OP-1250), securing related intellectual property rights, conducting non-clinical studies, conducting a Phase 1/2 clinical study of palazestrant, initiating and conducting a Phase 3 clinical trial of palazestrant, conducting non-clinical studies of OP-3136, and preparing for the anticipated clinical development of OP-3136. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through sales of shares of our common stock pursuant to a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or TD Cowen, as sales agent pursuant to an at-the-market offering, or the ATM Shares, the private placement of 13,211,381 shares of our common stock in September 2023, at a price of $9.84 per share, to selected institutional and accredited investors, or the 2023 Private Placement, our initial public offering and private financings. We have incurred net losses of $34.6 million and $21.5 million for the three months ended September 30, 2024 and 2023, respectively. We had an accumulated deficit of $401.5 million as of September 30, 2024. Our losses have resulted principally from expenses incurred in research and development of palazestrant and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, palazestrant, is in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing palazestrant in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for palazestrant in other indications or for OP-3136.

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

In addition, our condensed consolidated financial statements for the three months ended September 30, 2024 and 2023 included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for palazestrant or OP-3136. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long term.

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

In September 2023, we entered into a loan and security agreement, or the Original Loan Agreement, with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, or the Bank, providing us with an aggregate principal amount of up to $50.0 million, or the Original Credit Facility, of which $25.0 million was available as of September 30, 2024 and up to $25.0 million of which could have been made available upon approval of the Bank in its discretion.

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

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a pivotal clinical trial or submitted a New Drug Application, or NDA, to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for palazestrant, OP-3136 or any future product candidates we may develop, we will be unable to generate product revenue and our business, financial condition, results of operations and prospects will be significantly harmed.

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
•
the FDA, the European Commission, the competent authorities of EU Member States or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA, European Commission or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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
•
obtaining approval from one or more institutional review boards, or IRBs, or positive Ethics Committee opinions;
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

We intend to develop palazestrant, and may develop OP-3136 or other future product candidates, in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, we have a Phase 1/2 clinical study of palazestrant in a combination trial with a CDK4/6 inhibitor, and additional Phase 1/2 clinical studies of palazestrant in combination with another CDK4/6 inhibitor and with a PI3Ka inhibitor. We are also planning for a potential initiation of OPERA-02, a proposed Phase 3 clinical trial of palazestrant in combination with a CDK4/6 inhibitor, ribociclib, in 2025.

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

For example, if we are successful in developing palazestrant, it may compete against existing products and product candidates in development, to the extent any such product candidates are approved, for the treatment of estrogen receptor- positive, or ER+, breast cancer, including fulvestrant, marketed as Faslodex® by AstraZeneca PLC and or any generic equivalents of Faslodex® that are marketed or in development; elacestrant, marketed as ORSERDUTM by Stemline Therapeutics Inc.; giredestrant (GDC-9545), being developed by Roche Holding AG/Genentech, Inc.; camizestrant (AZD9833), being developed by AstraZeneca PLC; imlunestrant (LY3484356), being developed by Eli Lilly and Co.; vepdegestrant (ARV-471), being developed by Arvinas, Inc. in partnership with Pfizer, Inc.; and lasofoxifene, being developed by Sermonix Pharmaceuticals. There are also a number of KAT6 inhibitor product candidates in development that may compete with OP-3136 including PF-07248144, which is being developed by Pfizer, and MEN2312, which is being developed by Stemline Therapeutics.

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

The ability of the FDA, EMA, the European Commission or any applicable foreign regulatory authority to review and approve new products can be affected by a variety of factors, including, as applicable government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA, EMA, the European Commission, or any applicable foreign regulatory authority’s ability to perform routine functions. Average review times at the authorities have fluctuated in recent years as a result and could be delayed. In addition, government funding of the SEC and other government authorities on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect until 2032 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our drugs, if approved, and accordingly, our business.

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

For example, at the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-expenditure single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiations in 2025. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, or CTD, became applicable on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System, or CTIS. The CTR provides a three-year transition period. The extent to which ongoing clinical trials will be governed by the CTR varies. For clinical trials in relation to which an application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom, or the UK, has left the EU, Regulation No 2021/2282 on HTA will not apply in the UK. However, the UK Medicines and Healthcare products Regulation Agency, or MHRA, is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium, or SMC, the National Institute for Health and Care Excellence, or NICE, and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on April 10, 2024, the Parliament adopted its related position. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of palazestrant, OP-3136 or any future product candidates we may develop, if any, may be, particularly in light of the upcoming U.S. Presidential and Congressional elections.

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or the EU GDPR, the United Kingdom’s GDPR, or the UK GDPR, impose strict requirements for processing personal data including, the collection and use of health data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million British Pounds under the UK GDPR or, in each case, 4% of annual global revenue, whichever is higher; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

As of September 30, 2024, we had 88 employees, 87 of whom were full-time, including 59 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In the ordinary course of our business, we and the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud, outages, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, intentional misconduct or unconventional error by those with authorized access, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our product in the EU Member States.

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

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2023 to November 8, 2024 has ranged from a low of $2.55 to a high of $17.14. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

As of September 30, 2024, we had 57,288,319 shares of common stock outstanding. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

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

We have in the past, and may again in the future seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, in September 2023, we entered into the Private Placement, and in January 2024, we entered into the Sales Agreement with TD Cowen pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million. During the nine months ended September 30, 2024, the Company issued 1,772,278 shares of its common stock under the Sales Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, including pursuant to sales under the Sales Agreement, your ownership interest will be diluted, our stock price could fall and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to palazestrant or future product candidates we may develop, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans or Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Name	Position	Action	Date of Adoption/ Termination	Type of Trading Arrangement		Expiration Date	Total Shares of Common Stock to be Sold***
				Rule 10b5-1*	Non-Rule 10b5-1**
Cyrus L. Harmon	Director	Termination	July 30, 2024 (1)	X		August 16, 2024	Up to 30,000

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** "Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

*** Represents the maximum number of shares that may be sold pursuant to the 10b5-1 trading arrangement. The number of shares to be sold was dependent on the satisfaction of certain conditions as set forth in the written plan.

(1) Represents the termination of a written plan originally adopted on May 16, 2023 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

Olema Pharmaceuticals, Inc.

Date: November 12, 2024	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Operating and Financial Officer (Principal Financial Officer and Principal Accounting Officer)