Form 10-K
period 2024-12-31
Olema Pharmaceuticals, Inc.
filed 2025-03-18
CIK 1750284

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 28, 2024 as reported by The Nasdaq Global Select Market, was approximately $454.3 million.

As of March 13, 2025, the number of outstanding shares of the Registrant’s common stock was 68,333,065.

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

OLEMA PHARMACEUTICALS, INC.

2024 ANNUAL REPORT ON FORM 10‑K

Unless the context suggests otherwise, references in this Annual Report on Form 10‑K (the Annual Report), to “us,” “our,” “Olema,” “Olema Pharmaceuticals,” “we,” the “Company” and similar designations refer to Olema Pharmaceuticals, Inc. and, where appropriate, its subsidiary.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•
our financial performance;
•
the sufficiency of our existing cash to fund our future operating expenses and capital expenditure requirements;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•
the scope, progress, results and costs of developing palazestrant (OP‑1250), OP-3136 or any other product candidates we may develop, and conducting non-clinical studies and clinical trials, including for OP-3136 and our palazestrant Phase 1/2 clinical studies and Phase 3 clinical trials;
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
•
our reliance on third parties to conduct non-clinical research activities, and for the manufacture of palazestrant, OP-3136 and any other product candidates we may develop;
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
•
our plans and ability to obtain and protect intellectual property rights, including the scope of protection we are able to establish and maintain for palazestrant, OP-3136 and any other product candidates we may develop;
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
•
Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a pivotal clinical trial or submitted a New Drug Application (NDA), to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for palazestrant or OP-3136, we will be unable to generate product revenue and our business, financial condition, results of operations and prospects will be significantly harmed.
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
•
If our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; or other adverse consequences.
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

Part I

Item 1. Business.

Overview

Olema is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of next generation targeted therapies for breast cancer and beyond. We are advancing our pipeline of novel therapies by leveraging our deep understanding of endocrine-driven cancers, nuclear receptors, and mechanisms of acquired resistance.

Our lead product candidate, palazestrant (formerly known as OP-1250), is a novel, orally-available small molecule with dual activity as both a complete estrogen receptor (ER) antagonist (CERAN) and selective ER degrader (SERD), currently being investigated in patients with recurrent, locally advanced or metastatic ER-positive (ER+), human epidermal growth factor receptor 2-negative (HER2-), breast cancer. In pre-clinical models, palazestrant binds and completely blocks ER-driven transcriptional activity in both wild-type and mutant forms of metastatic ER+ breast cancer. In clinical studies across more than 400 patients, palazestrant has demonstrated strong anti-tumor activity, attractive pharmacokinetics and prolonged drug exposure, favorable tolerability, and combinability with CDK4/6 inhibitors with no significant drug-drug interaction. Based on the clinical results we have achieved to date, we are advancing palazestrant through late-stage clinical development both as a monotherapy and in combination with other targeted agents.

In November 2023, we initiated OPERA-01, our pivotal Phase 3 clinical trial of palazestrant as a monotherapy in second/third-line ER+/HER2- metastatic breast cancer. We anticipate top-line results in 2026.

In combination, we are investigating palazestrant in multiple Phase 1/2 studies with CDK4/6 inhibitors (palbociclib or ribociclib), a phosphatidylinositol 3 kinase alpha (PI3Ka) inhibitor (alpelisib), and with an mTOR inhibitor (everolimus). In March 2024, we increased the size of the ongoing Phase 1/2 clinical study of palazestrant in combination with ribociclib by an additional 15 patients to explore 90 mg of palazestrant in combination with 600 mg of ribociclib. We also initiated our Phase 1b/2 clinical study of palazestrant in combination with an mTOR inhibitor, everolimus, in the third quarter of 2024. Further, in October 2024, we presented new pre-clinical data at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics showing that the combination of palazestrant with both everolimus and capivasertib may be synergistic and have the potential to result in significant tumor regression.

Most recently, we presented updated results from the ongoing Phase 1b/2 clinical trial of palazestrant in combination with ribociclib in patients with ER+/HER2- advanced or metastatic breast cancer at the San Antonio Breast Cancer Symposium (SABCS) in December 2024. These data further support our thesis that palazestrant possesses key characteristics to make it a potential backbone endocrine therapy of preference for ER+/HER2- breast cancer, while also providing the basis for a new pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib in front-line ER+/HER2- metastatic breast cancer, called OPERA-02. The execution of OPERA-02 will be supported by our new clinical trial collaboration and supply agreement with Novartis Pharma AG (Novartis), which was also announced in December 2024. Under the terms of the agreement, Novartis will provide Olema with ribociclib drug supply for the OPERA-02 trial, which we expect to initiate in 2025.

Our second product candidate in clinical development, called OP-3136, is a novel, orally-available small molecule that potently and selectively inhibits KAT6, an epigenetic target that is dysregulated in breast and other cancers. We believe OP-3136 presents a potential best-in-class KAT6 inhibitor in breast and other solid tumor cancers. In October 2024, we presented new pre-clinical data at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics demonstrating OP-3136's robust anti-tumor activity as a single agent, as well as potential synergy and enhanced anti-tumor activity in combination with palazestrant. The

Investigational New Drug (IND) application for OP-3136 was cleared by the U.S Food and Drug Administration (FDA) in late 2024 and the Phase 1 clinical trial is now enrolling patients.

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

Our Approach

We are committed to transforming the standard of care and improving outcomes for women living with cancer. Breast cancer represents approximately 30% of all new diagnoses of cancer in women. The American Cancer Society (ACS), estimated that in 2025 there will be approximately 319,750 new cases of invasive breast cancer diagnosed and approximately 42,680 deaths from breast cancer in the United States. Treatment decisions are based on a combination of individual patient characteristics and tumor biology, most importantly the expression of three proteins: ER, progesterone receptor (PR), and human epidermal growth factor receptor 2 (HER2). Approximately 79% of all breast cancers are ER+, and approximately 70% are ER+/HER2-, highlighting the central role of the ER in driving a large majority of breast cancer. Approximately 6-10% of breast cancer patients present with metastatic disease at diagnosis and a further 20-30% of patients initially diagnosed with early-stage disease ultimately develop metastatic disease. The current five-year survival rate for patients with ER+ metastatic breast cancer is approximately 32%. Based on our internal estimates, we believe that the current global ER+/HER2- metastatic breast cancer market represents approximately $20 billion. In the U.S. and E.U., we believe the market potential for palazestrant is up to $5 billion in the second- and third-line settings and up to $10 billion in the first-line setting.

The ER is a nuclear receptor that functions as a ligand regulated transcription factor. When bound to estrogen, the ER directs the expression of genes that are essential for breast cancer cells’ survival and proliferation. For more than four decades, researchers have been developing new approaches and therapies to prevent activation of the ER pathway, thereby inhibiting the ability of the ER to drive tumor cell growth. In 1977, the first endocrine therapeutic, the anti-estrogen tamoxifen, was approved by the FDA for the treatment of breast cancer. Tamoxifen is still commonly used today but is challenged by the development of acquired drug resistance, which in some cases may be due to its partial agonist activity. In the search for a different mechanism to target the estrogen pathway, aromatase inhibitors (AIs), were developed in the 1990s to block the synthesis of estrogen and deprive the ER+ cells of its activating ligand. However, up to 50% of patients taking AIs develop arthralgia, leading to suspension of treatment in up to 15% of patients. Additionally, most patients with metastatic breast cancer have been shown to ultimately develop resistance to AIs, the most common of which is the development of a ligand-independent activating mutation in the estrogen receptor gene, ESR1. In pre-menopausal women, treatment with AIs must also be accompanied by ovarian suppression.

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

More recently, the field has focused on the discovery and development of oral agents that have fulvestrant’s dual mechanism of action to completely inactivate and degrade the ER. Some of these oral SERD agents are CERANs, such as palazestrant, but others have partial agonist activity despite being SERDs and thus are not CERANs. These agents can be considered selective ER modulators (SERM) SERDs. SERM/SERDs reduce the levels of the ER but they do not entirely eliminate it. Notably, naturally-occurring estrogen itself leads to ER degradation when binding the ER.

We have spent a significant amount of time designing and optimizing our lead product candidate, palazestrant. We believe that the ability to function both as a CERAN and a SERD, together with attractive pharmacokinetics and drug exposure, favorable tolerability, combinability with CDK4/6 inhibitors, and central nervous system (CNS) penetration, are important characteristics to enable the success of a next generation endocrine therapy. We believe that results from our pre-clinical and clinical studies demonstrate that palazestrant has shown properties supporting its potential to achieve these objectives, address an unmet need in the treatment of breast cancer, and improve upon standard of care.

Based on the clinical results we have achieved to date, we are advancing palazestrant through late-stage clinical development both as a monotherapy and in combination with other targeted agents. We own worldwide development and commercialization rights to palazestrant. We believe palazestrant’s oral formulation and dual mechanism of action directly address the limitations of current endocrine therapies, such as fulvestrant, aromatase inhibitors and tamoxifen, and position palazestrant as a potential endocrine therapy of choice for the treatment of ER+ breast cancers. We are also advancing OP-3136, our newest product candidate in clinical development targeting KAT6. Taken together, we believe our product candidates have the potential to represent the future of breast cancer care.

Our Strategy

Our goal is to discover, develop, and commercialize next generation targeted therapies for breast and other cancers. The key elements of our business strategy to achieve this goal include:

•
Applying our deep understanding of nuclear receptors — particularly the ER — and mechanisms of resistance to develop novel therapeutic approaches for endocrine-driven cancers. Our team has spent over a decade characterizing the structure and function of the ER and its role in driving tumor cell proliferation in HR+ breast cancer. Our knowledge of the ER’s functional domains combined with our medicinal chemistry expertise has allowed us to develop a potent and oral compound that both completely inactivates and strongly promotes degradation of the ER in non-clinical studies. We believe palazestrant’s oral formulation and dual mechanism of action as a CERAN/SERD directly address the limitations of current endocrine therapies, such as fulvestrant, AIs, and tamoxifen, and has the potential to drive deeper, more durable responses.
•
Rapidly advancing our product candidates, including palazestrant, through late-stage clinical development for the treatment of ER+/HER2- metastatic breast cancer, and OP-3136 through early-stage clinical development in breast and other cancers. We are currently evaluating palazestrant in a pivotal Phase 3 trial, called OPERA-01, as a monotherapy in the second- and third-line setting of ER+/HER2- advanced or metastatic breast cancer. We are also preparing to initiate OPERA-02, a pivotal Phase 3 trial evaluating palazestrant in combination with ribociclib in the frontline metastatic setting of ER+/HER2- breast cancer. OP-3136 is currently in a Phase 1 clinical trial being evaluated both as a monotherapy and in combination with fulvestrant and palazestrant.
•
Establishing palazestrant as the endocrine therapy of choice with targeted therapy combinations for the treatment of metastatic ER+ breast cancers. We believe palazestrant’s differentiated product profile has the potential to overcome many of the limitations of current endocrine therapy options. While targeted chemotherapy and other targeted anti-body drug conjugates continue to show promising data and will likely gain further favorability as a treatment option, we believe these new treatment options will replace traditional chemotherapy - not endocrine therapies. Our goal is to successfully demonstrate improved efficacy and a favorable tolerability profile in combination with other targeted therapies to position palazestrant as the endocrine therapy of choice in the first-line setting for advanced or metastatic ER+/HER2- breast cancer.
•
Exploring additional clinical opportunities for palazestrant, including metastatic breast cancer with brain metastases and other hormone sensitive tumors. Metastatic breast cancer is the second most common cancer associated with brain metastases in the United States. The primary treatment for CNS metastases is typically surgery, radiation, or a combination of both and these patients tend to have a poor prognosis. In pre-clinical studies, palazestrant demonstrated robust CNS penetration and, in an intracranial breast cancer brain metastases xenograft study, palazestrant demonstrated the ability to shrink tumors and improve survival in mice. We believe that combining palazestrant with HER2-targeted agents may represent an opportunity to improve upon recent advancements in the treatment of CNS disease in patients that express both ER and HER2, as up to 50% of patients with metastatic ER+/HER2+ breast cancer develop CNS disease. In non-clinical studies, the addition of palazestrant to HER2 inhibitors improved tumor growth inhibition in ER+/HER2+ xenograft models.
•
Expanding our portfolio of product candidates through both internal research activities and business development efforts. We are applying our internal drug discovery capabilities to identify and evaluate novel targeted therapies that can improve the lives of people living with cancer. We have an active discovery research team exploring additional opportunities for targeted therapies for breast cancer. We successfully identified KAT6 as a novel target and entered into a collaboration with Aurigene Oncology in 2022, which led to the discovery and development of OP-3136. We plan to continue to explore opportunities to acquire products and technologies that align with our core areas of expertise and complement our existing portfolio.
•
Continuing to evaluate opportunities to accelerate clinical development timelines and enhance the commercial potential of our programs through collaboration with third parties. We own full worldwide development and commercialization rights to both palazestrant and OP-3136. We have established clinical collaborations with both Novartis and Pfizer and we intend to continue evaluating opportunities to work with partners that meaningfully enhance our capabilities with respect to the development and commercialization of our product candidates. In addition, we intend to commercialize our product candidates in key markets either alone or with partners to maximize the worldwide commercial potential of our programs.

As summarized in the figure below, our plan is to develop our wholly-owned lead product candidate, palazestrant, in a number of ER+ breast cancer indications, both as a monotherapy and in combination with approved targeted therapies that have shown improved outcomes with other endocrine therapies. In addition, our KAT6 program, OP-3136, entered clinical development in late 2024 with plans to explore its clinical development in combination with both fulvestrant and palazestrant.

Figure 1. Olema product pipeline

Our Opportunity

Epidemiology and classification of breast cancer

Breast cancer is the second-most common cancer worldwide, with nearly two million new diagnoses per year. The ACS estimates 1 in 8 women in the U.S. will be diagnosed with invasive breast cancer in her lifetime and that, in 2025, there will be approximately 316,950 new cases of female breast cancer and approximately 42,170 deaths in the United States, making it the second-leading cause of cancer death in women. Approximately 2,800 men are also diagnosed with breast cancer each year in the United States. Breast cancer is a heterogeneous disease which is grouped into several clinical subtypes based on the expression of three proteins: ER, PR and HER2. Both ER and PR are hormone receptors, and tumors that express either of these receptors are referred to as HR+. It is unusual for a tumor to express PR in the absence of the ER, therefore most tumors are referred to as either ER+ or ER-. Tumors that express HER2 are denoted HER2+, and tumors that do not express ER, PR or HER2 are classified as triple negative breast cancer. Approximately 79% of all breast cancers are HR+, and approximately 70% are HR+/HER2-, highlighting the central role of ER signaling in driving a large majority of breast cancer.

Treating breast cancer

Early-stage breast cancer

Breast cancer stage is determined by the size of the tumor and whether or not the cancer has spread to lymph nodes. A tumor that is confined to the breast with or without the involvement of local, ipsilateral lymph nodes is considered early-stage breast cancer. Treatment for patients with early-stage breast cancer involves two components. First, there is local treatment of the breast, chest wall, and local lymph nodes, if any, with surgery, either a lumpectomy or mastectomy, and potentially radiation. Second, based on the biology and characteristics of the tumor, patients may also be offered systemic therapy, referred to as adjuvant therapy, in order to decrease the risk of recurrence of breast cancer anywhere in the body. Systemic therapy can be given either after surgery (adjuvant), prior to surgery (neoadjuvant), or a combination of both.

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

Metastatic breast cancer

When cancer has spread beyond local lymph nodes, either to distant lymph nodes, bones, or visceral organs, the cancer is now considered metastatic. Approximately 6-10% of breast cancer patients present with de novo metastatic disease, also referred to as stage IV disease, at initial diagnosis. In addition, approximately 30% of patients diagnosed with early-stage breast cancer will develop metastatic disease. In contrast to the goals of adjuvant therapy, treatments for metastatic disease are palliative with the desired outcome of controlling symptoms and extending survival as long as possible. The current five-year survival rate for patients with ER+ metastatic breast cancer is approximately 32%.

While there are national guidelines and recommendations for the treatment of metastatic breast cancer, the actual treatment decision is based on a combination of individual patient characteristics and tumor biology, including whether they received adjuvant therapy and, if so, how quickly the cancer recurred. There is significant overlap in the agents that are recommended, but guidelines vary in the sequence in which these agents are used. In the past five years, several new classes of targeted therapies have been approved to be used in combination with endocrine agents for the treatment of HR+/HER2‑ breast cancer. Inhibitors of CDK4/6, such as palbociclib, ribociclib and abemaciclib, used in combination with an AI or fulvestrant, led to significant increases in progression-free survival and overall survival. Everolimus, an mTOR inhibitor, was approved in 2012 for the treatment of postmenopausal women with advanced HR+/HER2- breast cancer in combination with exemestane after failure of treatment with letrozole or anastrozole. Alpelisib, a PI3Ka inhibitor, was approved in 2019 in combination with fulvestrant for the treatment of HR+/HER2‑ breast cancers that have mutations in PIK3CA. Figure 2 shows the endocrine treatment options available for ER+ metastatic breast cancer, and an example of the sequence of treatments, by agent and line of therapy.

Figure 2. Available endocrine options and example of sequential alternating of endocrine based therapy in ER+ metastatic breast cancer

When moving a patient from one line of therapy to the next, the standard of care is to switch to an endocrine agent with a different mechanism of action depending upon last therapy, co-morbidities, and individual patient characteristics.

Metastatic breast cancer is the second most common cancer associated with brain metastases in the United States. About 10% to 15% of women with metastatic breast cancer develop brain metastases. Brain metastases present a significant challenge to systemic therapy and the primary treatment for CNS metastases is typically surgical resection, radiation, or a combination of both. Given the limited treatment options available for these patients, the prognosis remains poor, making it an area of continued, high unmet medical need. In addition, brain metastases in breast cancer patients are a major cause of morbidity, associated with progressive neurologic deficits that result in a reduced quality of life.

ER signaling in cancer

The ER is a nuclear receptor that functions as a ligand regulated transcription factor. When bound to estrogen, the ER directs the expression of genes that are essential for breast cancer cells’ survival and proliferation. The ER has three modular functional domains:

•
The amino terminal domain, which contains the activation function 1 (AF1), the activity of which can be increased by multiple cell proliferative signaling pathways;
•
The DNA binding domain, which directs the ER to bind to a specific set of ER-responsive genes; and
•
The ligand binding domain, which contains the activation function 2 (AF2), which is turned on when bound to estrogen.

Activation of either AF1 or AF2 can drive transcription and cancer cell proliferation.

Figure 3. Growth and proliferation mechanism driving ER+ breast cancer

Classes of endocrine therapies and their limitations

For more than four decades, researchers have been developing new approaches and therapies to prevent activation of the ER pathway, thereby inhibiting the ability of the ER to drive tumor cell growth. The two major classes of endocrine therapies are AIs and ER antagonists.

Antagonists with partial agonist activity

Although tamoxifen, the first endocrine therapy for the treatment of breast cancer, directly competes with estrogen and prevents activation of the AF2 transcription factor activation domain, it does not block AF1 activity and therefore does not completely inhibit ER function. As a consequence of this partial agonist activity, tamoxifen mimics estrogen in some circumstances and promotes proliferation. In addition, some breast cancers can develop resistance to these partial agonists by activation of upstream AF1 signaling pathways, such as mTOR, PI3K, MAPK, c-SRC, EGFR, FGFR and IGFR. Therefore, while tamoxifen is commonly used today, it is challenged by acquired drug resistance and a relatively short duration of response.

Figure 4. Partial agonists, such as tamoxifen, are unable to completely block ER activation

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

SERDs

In the search for more potent ER antagonists, researchers focused on another class of ER drugs that were described as SERDs. This classification arose from the observation that certain ligands bind tightly to ER leading to ER degradation. The field shifted drug discovery efforts to SERDs based on the hypothesis that degrading ER would be more efficacious than inhibiting it. However, similar to tamoxifen, many compounds with SERD activity are not complete ER antagonists nor do they achieve complete degradation of the ER. Recent experiments conducted by us and third parties in non-clinical models of breast cancer suggest that ER degradation, as achieved by many SERDs, on its own is not sufficient to effectively treat tumors and that the ability to completely inhibit ER function is best achieved through complete antagonism.

CERANs

A CERAN is a molecule that completely blocks the ability of both AF1 and AF2 to stimulate gene transcription. CERANs inhibit activation of the AF2 transcription factor activation domain and inactivate AF1 activity by recruiting nuclear receptor corepressors of the N-CoR/ SMRT family. Previous work by one of our co-founders identified specific interactions between fulvestrant-bound ER and N-CoR and that the strength of these interactions correlated with the ability of fulvestrant-bound ER to inactivate gene transcription through the transcription factor activating domain, AF1.

Figure 5. Complete antagonists turn off AF2 and recruit N-CoR to inactivate AF1

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
•
Suboptimal drug exposure limits efficacy. In a non-clinical mouse model, an increase in antitumor activity and ER degradation was observed as the dose of fulvestrant was increased from 25 mg/kg to 200 mg/kg. However, researchers estimated that achieving an equivalent level of fulvestrant in humans to a 200 mg/kg dose in mice would require a dose that is eight times higher than is currently clinically achievable. Furthermore, xenograft models created using patient-derived tumors containing ESR1 mutations show that even plasma levels substantially higher than those achievable in humans at the approved dose fail to demonstrate optimal antitumor effect.

Our Lead Product Candidate: Palazestrant

We own worldwide development and commercialization rights to palazestrant. Our plan is to develop palazestrant for the treatment of a number of ER+ breast cancer indications, both as monotherapy and in combination with approved targeted therapies that have shown improved outcomes with other endocrine therapies.

Palazestrant is an oral small molecule clinical-stage product candidate for the treatment of endocrine-driven cancers. Palazestrant was designed by our scientific team based both on a detailed structural understanding of the ER and on known alterations to this structure induced by fulvestrant and other ER ligands. We have demonstrated in non-clinical studies that palazestrant functions both as a CERAN, inactivating both AF1 and AF2 transcriptional activation functions, and a SERD, promoting degradation of the ER. We believe palazestrant’s oral formulation and dual mechanism of action directly address the limitations of current endocrine therapies, such as fulvestrant and tamoxifen, and position palazestrant as a potential endocrine therapy of choice for the treatment of ER+ breast cancers.

In July 2022, palazestrant was granted Fast Track designation from the FDA in patients with ER+/HER2- metastatic breast cancer that has progressed following one or more lines of endocrine therapy with at least one line given in combination with a CDK4/6 inhibitor.

Our pivotal Phase 3 monotherapy trial: OPERA-01

In November 2023, we initiated our first pivotal Phase 3 trial of palazestrant, OPERA-01, which is a randomized Phase 3 trial evaluating palazestrant versus standard-of-care treatment for ER+/HER2- advanced or metastatic breast cancer. The trial is expected to enroll approximately 510 second/third-line metastatic breast cancer patients randomized one-to-one with either palazestrant or standard-of-care endocrine therapy. Key inclusion criteria for the trial include evaluable disease and prior exposure to endocrine therapy in combination with a CDK4/6 inhibitor in the advanced setting. One additional line of endocrine therapy in the advanced or metastatic setting is permitted. The trial consists of two parts: a three-arm dose selection part followed by assessment of the selected dose of palazestrant versus standard of care. Top-line results from the trial are expected in 2026.

Figure 6. OPERA-01 study design

Phase 2 monotherapy clinical study

We presented positive Phase 2 monotherapy clinical results in an oral presentation at ESMO in October 2023. As of the data cut-off of July 7, 2023, 86 patients with recurrent, locally advanced or metastatic ER+/HER2- breast cancer were treated at the recommended Phase 2 dose (RP2D) of 120 mg. The group was heavily pretreated with 42% of patients being fourth-line or later at study entry, 65% of patients having received two or more prior lines of endocrine therapy for metastatic disease, and 31% having received prior chemotherapy. Almost all patients (97%) received prior treatment with a CDK4/6 inhibitor, and 66% received prior treatment with fulvestrant. Of 75 patients whose circulating tumor DNA (ctDNA), was assessed, 48% had activating mutations in ESR1 at baseline.

Pharmacokinetics

Palazestrant demonstrated favorable pharmacokinetics characterized by high oral bioavailability, dose proportional exposure and a long half-life of eight days, with steady-state plasma levels showing minimal peak-to-trough variability, enabling consistent inhibition of the ER for the full dosing interval.

Safety and Tolerability Profile

Treatment with palazestrant at the RP2D of 120 mg was well tolerated with no dose-limiting toxicities, and the maximum tolerated dose (MTD), was not reached. The majority of treatment-emergent adverse events (TEAEs), were Grade 1 or 2. Of the 86 patients treated, events of Grade 4 neutropenia were observed in six patients, occurring approximately 4–6 weeks into therapy. Of these patients, three had a dose interruption with recovery and subsequent dose reduction (two continued at 90 mg and one continued at 60 mg) without any recurrence, and three had dose discontinuation followed by recovery. All six patients had prior exposure to CDK4/6 inhibitors.

Efficacy Profile

Across all 86 patients, the median progression-free survival (PFS) was 4.6 months and the clinical benefit rate (CBR), was 40% with a 6-month PFS rate of 38%. In patients with an ESR1 mutation, the median PFS was 5.6 months and the CBR was 52% with a 6-month PFS rate of 46%. In ESR1 wild-type patients, the median PFS was 3.5 months and the CBR was 32% with a 6-month PFS rate of 35%.

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

Palazestrant Phase 1b/2 study in combination with ribociclib

In December 2023, we presented Phase 1b/2 data from our clinical study of palazastrant in combination with ribociclib at SABCS. With a data cutoff of November 1, 2023, across 19 patients who had completed at least one cycle of treatment as of the data cutoff date, the combination of up to 120 mg of palazestrant with 600 mg of ribociclib daily was well tolerated, with no safety signals or enhancement of toxicity and an overall safety profile consistent with the expected safety profile of ribociclib plus an endocrine therapy.

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

In May 2024, we presented interim results from this combination clinical trial at the ESMO Breast Cancer Annual Congress in Berlin, Germany. As of the data cut-off date of March 13, 2024, the combination of the palazestrant RP2D of 120 mg in combination with the full FDA-approved label dose of 600 mg of ribociclib was well tolerated with no new safety signals or enhancement of toxicity and palazestrant did not affect ribociclib drug exposure while ribociclib had no clinically meaningful effect on palazestrant drug exposure. Furthermore, the results for the maturing dataset showed anti-tumor activity and prolonged disease stabilization, and a CBR of 85% across 13 CBR-eligible patients. These data further supported our thesis that palazestrant possesses key characteristics to make it a potential backbone endocrine therapy of preference for ER+/HER2- breast cancer.

In December 2024, we presented updated clinical results from this study at SABCS 2024 as of a data cut-off date of November 22, 2024. Palazestrant, in combination with ribociclib, demonstrated promising clinical activity, a safety profile consistent with ribociclib and endocrine therapy, and favorable tolerability in patients with ER+/HER2- advanced or metastatic breast cancer.

Enrollment

62 patients with advanced or metastatic ER+/HER2- breast cancer were treated with palazestrant (n=56 at the RP2D of 120 mg once daily) plus ribociclib (600 mg once daily; three weeks on treatment followed by one week off treatment). The majority of participants (48 (77%)) were 2/3+ line patients; 48 (77%) patients received prior endocrine therapy for metastatic breast cancer, 46 (74%) patients received prior treatment of endocrine therapy with CDK4/6i, 12 (19%) received two prior lines of treatment with CDK4/6i, and 11 (18%) patients received chemotherapy for metastatic breast cancer. 36 (58%) patients had visceral disease; 42 (68%) patients had measurable disease at baseline. Of 60 patients whose ctDNA was assessed, 28% had activating mutations in ESR1 at baseline.

Efficacy Profile

Palazestrant combined with ribociclib showed promising clinical activity including tumor responses, prolonged disease stabilization, and progression-free survival in patients with ESR1 wild-type and ESR1 activating mutations at baseline and in those previously treated with one or two lines of CDK4/6i. Efficacy data continue to mature; 30 (48%) patients remained on treatment, and the longest duration on treatment is approximately 18 months (79 weeks) and was ongoing as of the data cutoff date of November 11, 2024. With a median follow-up of 12 months, the median PFS was not reached as of the data cutoff date. Across all patients, the 6-month PFS rate was 73%. In those who received prior treatment with a CDK4/6i plus an endocrine therapy, the 6-month PFS rate was 68%. The 6-month PFS rate in ESR1 mutant patients was 81% and in ESR1 wild-type patients it was 70%. In those who were clinical benefit rate (CBR)1-eligible, the CBR was 76% (37/49) in all patients, 81% (13/16) in patients with ESR1 mutations, and 74% (23/31) in ESR1 wild-type patients. In patients with prior CDK4/6i treatment, the CBR was 71% (25/35), 81% (13/16) in patients with ESR1 mutations, and 65% (11/17) in ESR1 wild-type patients. As of the data cutoff date, there were 11 responses (two confirmed complete responses, eight confirmed partial responses, and one unconfirmed partial response). Among 37 response-evaluable patients with measurable disease, the ORR was 27% (10/37). 60% of the 37 had a reduction in target lesion size.

Safety and Tolerability Profile

Across 62 treated patients, the combination of up to 120 mg of palazestrant with the approved dose for metastatic disease of 600 mg of ribociclib daily was well tolerated with no new safety signals or increase in toxicity. The overall safety profile was consistent with the established safety profile of ribociclib 600 mg plus an endocrine therapy. Treatment with palazestrant up to 120 mg combined with ribociclib (600 mg) was well tolerated with no dose-limiting toxicities. The majority of TEAEs were Grade 1 or 2, and the severity and incidence of adverse events were consistent with the expected safety profile of ribociclib plus endocrine therapy.

Pharmacokinetics

Palazestrant did not affect ribociclib drug exposure when compared with published exposure data for single-agent ribociclib. Steady-state trough values showed no clinically significant difference between the combination and single-agent palazestrant.

Conclusions

Findings from this study support the advancement of palazestrant in combination with ribociclib into clinical development for the first-line treatment of ER+/HER2- advanced or metastatic breast cancer.

In March 2025, we disclosed updated median PFS (mPFS) from this study at the TD Cowen 45th Annual Health Care Conference. As of a data cutoff date of February 18, 2025, the mPFS was 13.8 months in 56 patients treated with 120 mg of palazestrant and 600 mg of ribociclib daily. 40 of the 56 patients had received prior treatment of a CDK4/6i plus an ET; the mPFS in this population was 13.1 months.

Our pivotal Phase 3 combination trial of palazestrant in combination with ribociclib: OPERA-02

Following the entry into our new clinical trial collaboration and supply agreement with Novartis and our positive data presentation at SABCS in December 2024, we announced our intention to initiate a new pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib in patients with frontline advanced or metastatic ER+/HER2- breast cancer. The trial is expected to enroll approximately 1,000 patients, half of whom will receive palazestrant plus ribociclib; the other half will receive letrozole, a standard-of-care aromatase inhibitor, plus ribociclib. The trial will enroll first-line patients who have received no prior systemic therapy for the treatment of advanced or metastatic breast cancer. Progression free survival will be the primary endpoint; overall survival is a key secondary endpoint. We expect OPERA-02 to initiate in 2025.

Figure 7. OPERA-02 study design

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

Additional palazestrant pre-clinical combination data

In October 2024, we presented new pre-clinical data at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics showing that the combination of palazestrant with both everolimus and capivasertib are synergistic and have the potential to result in significant tumor regression. Palazestrant and everolimus demonstrated synergy in vitro and in vivo and resulted in greater anti-proliferative activity than either agent alone; this combination also caused gene signature transcriptional changes, downregulating cell cycle progression and upregulating apoptosis. Palazestrant and capivasertib in combination worked synergistically to inhibit proliferation of multiple ER+ breast cancer models, both in vitro and in vivo.

Clinical development plan for palazestrant and additional clinical opportunities

Everolimus, an mTOR inhibitor, is a targeted therapy that is often used by oncologists in the treatment of advanced breast or other cancers. Clinical studies evaluating everolimus in combination with endocrine therapies has demonstrated clinical results that indicate a potential benefit for patients in later-line settings. In the third quarter of 2024, we initiated evaluation of palazestrant in combination with everolimus in a Phase 1b/2 clinical study. Our primary objectives are to determine the safety, tolerability, and PK profile of the combination with palazestrant, and secondarily to determine efficacy and duration of response in patients with ER+/HER2- metastatic breast cancer.

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

While our initial studies are focused on treating breast cancer patients with metastatic disease, we believe that if palazestrant is determined to be safe and effective in this population, there is potential for it to be used in earlier stage disease. Based on our extensive non-clinical studies, including certain head-to-head studies, we believe that palazestrant could have superior PK properties and improved clinical outcomes than fulvestrant. If proven in the clinic, we believe that palazestrant has the potential to not only replace fulvestrant but to become the endocrine treatment of choice for the treatment of both advanced/metastatic ER+ breast cancer as well as ultimately in early-stage ER+ breast cancer in the adjuvant setting.

Our Second Product Candidate: OP-3136

In October 2023, we presented new pre-clinical data regarding the discovery of novel compounds targeting KAT6, an epigenetic target that is dysregulated in breast and other cancers at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. In January 2024, we nominated a development candidate for this program, OP-3136 and in late 2024, the IND application for OP-3136 was cleared by the FDA and we initiated a Phase 1 clinical trial evaluating OP-3136 in patients with ER+/HER2- metastatic breast cancer and other cancers.

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

Figure 8. Schematic of KAT6 biology and impact of OP-3136 inhibition

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

Figure 9. Impact of OP-3136 and positive control on tumor volume in a 25-day mouse xenograft model

In October 2024, we presented compelling new pre-clinical data at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics demonstrating OP-3136's robust anti-tumor activity as a single agent, as well as potential synergy and enhanced anti-tumor activity in combination with palazestrant. OP-3136 inhibited cell proliferation and synergized with anti-estrogens (fulvestrant and palazestrant) and a CDK4/6 inhibitor (ribociclib) in a breast cancer cell line. OP-3136 led to either tumor growth inhibition or tumor regression in vivo in xenograft models across all treatment groups. In combination with OP-3136, palazestrant was consistently superior to fulvestrant and led to improved anti-tumor activity and tumor regression; OP-3136 also showed robust synergistic anti‑tumor activity when combined with fulvestrant or palazestrant as doublet therapy in breast cancer models.

Figure 10. OP-3136 demonstrates synergistic activity in combination

Waterfall Plot (T47D CDX model)

Single Agents
PF-8144 Combinations
OP-3136 Combinations
Fulv Combo
Pala Combo
Fulv Combo
Pala Combo
% change in tumor volume
500
400
300
200
100
0
-100
TGI
24%
50%
18%
49%
78%
68%
90%
96%
112%
116%
78%
84%
97%
108%
116%
118%
118%
119%
Vehicle
Fulvestrant, 25 mg/kg
Ribociclib, 25 mg/kg
PF-8144, 0.5 mg/kg
OP-3136, 0.5 mg/kg
OP-3136, 1 mg/kg
Palazestrant, 10 mg/kg
PF-8144, 0.5 + Fulv, 25
PF-8144, 0.5 + Fulv, 25 + Ribo, 25
PF-8144, 0.5 + Pala, 10
PF-8144, 0.5 + Pala, 10 + Ribo, 25
OP-3136, 0.5 + Fulv, 25
OP-3136, 1 + Fulv, 25
OP-3136, 0.5 + Fulv, 25 + Ribo, 25
OP-3136, 1 + Fulv, 25 + Ribo, 25
OP-3136, 0.5 + Pala, 10
OP-3136, 1 + Pala, 10
OP-3136, 0.5 + Pala, 10 + Ribo, 25
OP-3136, 1 + Pala, 10 + Ribo, 25

In December 2024, we announced that the FDA cleared our IND application for OP-3136. The Phase 1 clinical trial initiated thereafter and is now enrolling patients.

Figure 11. OP-3136 Phase 1 clinical trial

Clinical Collaboration and Supply Agreement with Novartis

In July 2020, we entered into a non-exclusive Clinical Collaboration and Supply Agreement (the Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis). On January 13, 2022, we entered into an Amended and Restated Clinical Collaboration and Supply Agreement with Novartis, and on October 9, 2023, we entered into Amendment No. 1 (the Novartis Amendment) to Amended and Restated Clinical Collaboration and Supply Agreement with Novartis (as amended, the Novartis Agreement). The collaboration is focused on the evaluation of the safety, tolerability and efficacy of palazestrant in combination with Novartis’ proprietary CDK4/6 inhibitor KISQALI® (ribociclib) and/or Novartis’ proprietary phosphatidylinositol 3-kinase inhibitor PIQRAY® (alpelisib), or collectively the Novartis Study Drugs, as part of our planned Phase 1b clinical study of palazestrant in patients with metastatic ER+ breast cancer. The Novartis Amendment expanded the size of the ongoing ribociclib and palazestrant study cohort to a total of approximately 60 patients. In March 2024, we further amended the agreement and expanded the collaboration to explore 90mg of palazestrant in combination with ribociclib, bringing the total enrollment to approximately 75 patients. We are responsible for the conduct of the clinical studies for the combined therapies in accordance with a mutually agreed development plan. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical studies for the combined therapies (other than those specific to each component study drug), are jointly owned by the parties.

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

New Clinical Trial Collaboration and Supply Agreement with Novartis

In November 2024, we entered into a Clinical Trial Collaboration and Supply Agreement (the Novartis
Pharma Agreement), with Novartis. Pursuant to the Novartis Pharma
Agreement, Novartis will provide us with ribociclib drug supply for our planned Phase 3 OPERA-02 trial of palazestrant in combination with ribociclib in ER+/HER2- frontline advanced or metastatic breast cancer.

Under the Novartis Pharma Agreement, we will supply (including manufacturing, packaging and labeling)
palazestrant and letrozole for the OPERA-02 trial. Novartis will manufacture and supply (including primary packaging) us with a specified amount of ribociclib, which amount is expected to be sufficient for the
OPERA-02 trial. The parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. Any inventions developed in the performance of the clinical studies for the combined therapies
(other than those specific to each component study drug) are jointly owned by the parties. Except as otherwise specified, the Agreement does not grant any right of first negotiation to participate in future clinical trials, and each party retains all rights and ability to evaluate their respective compounds in any studies or clinical trials, either as a monotherapy or in combination with any other product or compound, in any therapeutic area. The parties retain their independent rights to commercialize their respective therapies both alone and with third parties.

We granted Novartis a right of first negotiation with respect to (a) the grant to any person or entity any right, license or sublicense to exploit palazestrant, in any field or territory, other than to third party service providers, or (b) the sale or other transfer to any person or entity of palazestrant and any related assets, each referred to herein as an Olema Compound Transaction. If we desire to or do, at any time, (a) solicit or entertain any third party proposal or indication of interest with respect to an Olema Compound Transaction, or (b) negotiate
(including in response to any proposal or indication of interest received by the Company), enter into or perform under, in each case, any written definitive agreement with a third party with respect to or that contemplates an Olema Compound Transaction, then we must provide written notice to Novartis regarding such Olema Compound Transaction, along with certain other specified information. Novartis will have 30 days after receipt of such notice to elect to enter into exclusive good faith negotiations with respect to such Olema Compound Transaction for a period of up to 120 days.

If our board of directors (or a duly authorized board committee) determines that we should pursue or explore a change of control or sale of all or substantially all of the assets of the Company (an Olema Change of
Control Transaction), other than in response to an unsolicited bona fide acquisition proposal (a Proposed
Sale), we must promptly notify Novartis of such determination. In the event Novartis elects to engage in negotiations with us in respect of such Proposed Sale, then from the date such notice is given until
45 days after the later of (a) the date on which the foregoing notice is given to Novartis, (b) the date on which Novartis is given notice that a data room has been populated as required by the Novartis

Pharma Agreement, and (c) entry by us and Novartis into a customary nondisclosure agreement,
Novartis will have the exclusive right (but no obligation) to conduct due diligence on us and our business and negotiate with us the definitive terms and conditions of the Proposed Sale.

If the Company or its affiliates receive an unsolicited bona fide acquisition proposal from a third party, the
Company must promptly notify its board of directors (or a duly authorized board committee) of the receipt thereof and request that they consider the merits of such acquisition proposal. If, after such consideration, the
Company’s board of directors (or authorized committee) authorizes the Company to engage in negotiations with regard to such acquisition proposal, then the Company must notify Novartis in writing within 24 hours of receipt of such authorization. To the extent possible in light of any confidentiality obligations, such notice must include a summary of the key structural, non-financial terms of such acquisition proposal.

In the event of an Olema Compound Transaction or Olema Change of Control involving a third party other than Novartis (the first to occur, a “Repayment Trigger Event”), the Company must promptly pay, or procure the payment of, the Repayment Amount (as defined below) to Novartis. Notwithstanding the foregoing, if the
Agreement is terminated as a result of certain patient safety issues, lack of product efficacy, regulatory issues or clinical hold issues prior to the consummation of the Olema Compound Transaction or Olema Change of
Control, then the Company shall not be obligated to pay the Repayment Amount unless (a) the Olema Change of Control or Olema Compound Transaction occurs after such termination and (b) prior to the fifth anniversary of such Olema Change of Control or Olema Compound Transaction (as applicable), the Company or its affiliates (or the applicable acquirer, successor, licensee or option holder of the Company or its affiliates) enrolls a subject in any clinical study involving the combination of palazestrant and ribociclib (the Olema Combination) or submits any filing with any regulatory authority relating to the Olema Combination. The “Repayment Amount” is the proportion of approximately $275 million that is represented by the number of units of ribociclib actually supplied to the Company under the Supply Agreement as of immediately prior to the
Repayment Trigger Event as compared to the total number of units that could be supplied under the Agreement.

The foregoing rights of first negotiation, first offer and notice and repayment obligations remain in effect until the first to occur of: (a) the date that is 120 days after filing of the New Drug Application for the Olema
Combination, (b) one year after any expiration or termination of the Agreement, and (c) such time as the
Agreement is terminated by the Company due to Novartis’ material breach. However, in the event the
Agreement is terminated due to certain patient safety issues, lack of product efficacy, regulatory issues or clinical hold issues prior to the consummation of an Olema Change of Control or Olema Compound
Transaction, then the Repayment Obligation shall survive until the fifth anniversary of such Olema Change of
Control or Olema Compound Transaction (as applicable) or, if payment of the Repayment Amount is required, until the next business day after the Repayment Amount has been received by Novartis.

The Agreement will terminate on the fifth anniversary of the date on which the first dose of palazestrant is administered to the first study subject. Either party may terminate the Agreement for the uncured material breach or insolvency of the other party, for failure to comply with certain anti-corruption obligations, in the event of a change of control of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical studies for the combined therapies due to the existence of a material safety issue, if the parties jointly decide that the Olema Combination is not achieving sufficiently superior levels of efficacy, if any regulatory authority action prevents a party (or the Letrozole supplier) from supplying its product, in the event of an unresolved force majeure event, or in certain circumstances for an unresolved clinical hold with respect to ribociclib, palazestrant or letrozole (or the combination of ribociclib and palazestrant or ribociclib and letrozole). In addition, Novartis may terminate the
Agreement if the Company has failed to commence the OPERA-02 trial on or prior to March 31, 2026 or if the
Company consummates an Olema Compound Transaction, and the Company may terminate the Agreement if the Company terminates the OPERA-02 trial other than due to a material safety issue, efficacy issue, regulatory action or upon a clinical hold.

Clinical Trial Agreement with Pfizer

In November 2020, we entered into a non-exclusive clinical trial agreement with Pfizer (the Pfizer Agreement) to evaluate the safety and tolerability of palazestrant in combination with Pfizer’s proprietary CDK4/6 inhibitor IBRANCE® (palbociclib) in patients with recurrent, locally advanced or metastatic ER+/HER2‑ breast cancer in a clinical trial. Under the terms of the non-exclusive agreement, we are responsible for conducting the clinical study for the combined therapies and Pfizer is responsible for supplying IBRANCE® to us at no cost to us. As part of the collaboration, the parties granted to each other a non-exclusive, royalty- free license under certain of the parties’ respective patent rights in the combination of IBRANCE® and palazestrant to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), are jointly owned by the parties.

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

License Agreement with Aurigene

In June 2022, we entered into an exclusive global license agreement with Aurigene, to research, develop and commercialize novel small molecule inhibitors of an undisclosed oncology target (the Aurigene Agreement).

Under the terms of the Aurigene Agreement, Aurigene will provide to us an exclusive license to its portfolio of novel small molecule inhibitors of the target. Financial terms of the Aurigene Agreement include a $8.0 million upfront payment from us for rights to a pre-existing Aurigene program and potential future milestone payments of up to $60.0 million in clinical development and regulatory milestones, and up to $370.0 million in commercial milestones. Aurigene is also eligible to receive mid-single-digit to low double-digit royalties as percentages of product sales, if any. During the research term, we will contribute funding to Aurigene to facilitate Aurigene’s ongoing discovery efforts. We and Aurigene will jointly direct further pre-clinical work and, if successful, we will lead clinical development as well as regulatory and commercial activities. We and Aurigene jointly own collaboration compounds and rights to any inventions made during the research term.

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

Other Licensing Agreements

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

The United States and certain other jurisdictions also have provisions that permit extension of patent term for patents that claim a drug or drug product, or its approved use, if the patent was issued before clinical trials and were completed and regulatory approval secured, so long as certain specific requirements were satisfied. In the United States, such extension associated with regulatory approval is called a Patent Term Extension (PTE) and it is limited to a maximum of five years, or less if the extended patent term would exceed 14 years after the date of regulatory approval. Only one patent can receive regulatory extension (e.g., PTE) per product approval.

The United States also offers a different form of patent term extension, known as Patent Term Adjustment (PTA), whereby a particular patent’s term is automatically extended beyond the 20‑year date if the United States Patent and Trademark Office (USPTO) caused delay during its examination; however, potentially available PTA is reduced by any amount of any delay caused by the patent applicant. We may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. There can be no assurance that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

A provisional patent application can establish a priority date for a patent, but only if certain deadlines and procedures are met. Specifically, a non-provisional application must be filed within 12 months of the provisional filing date, and such non-provisional filing must be made by an applicant who has properly documented its right to claim priority. Furthermore, if any changes are made to the application between the provisional and the non- provisional filings, the changed material may not be entitled to the priority filing date. Still further, in the biopharmaceutical industry, it is common for applicants to file a so-called “international” patent application under the Patent Cooperation Treaty (PCT) as a non-provisional filing. Such an international application, often referred to as a “PCT application,” like a provisional application, cannot itself issue as a patent but rather preserves the applicant’s right to pursue patent filings in individual countries, which patent filings are referred to as “national applications” or “national phase filings” and can claim the benefit of priority to the prior PCT application (which may in turn claim priority to the prior provisional filing). For most jurisdictions, national phase applications claiming priority to a PCT application must be filed within 30 to 32 months of the PCT’s earliest priority date. If we fail to meet the deadline for filing non-provisional or national phase applications, or fail to complete all procedural requirements associated with such filings, we may lose our right to claim priority. Moreover, even if we comply with all deadlines and requirements, we may not be able to issue patents in relevant jurisdictions, and furthermore cannot predict whether any patents that might issue will provide us with any competitive advantage.

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

We co-own with Aurigene a pending patent application related to OP-3136, which includes claims that encompass the OP-3136 compound, pharmaceutical compositions that include OP-3136, and certain methods of using OP-3136. Under the Aurigene Agreement, Aurigene has provided to us an exclusive license to Aurigene's rights in patents and applications related to OP-3136 and other KAT6 inhibitor compounds. The 20-year term for the pending patent application related to OP-3136 expires in 2044. In the United States, it is uncertain whether any PTE will be available, and if so, how much.

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

In addition to patent term extension regulatory exclusivities, pharmaceutical marketing approval agencies, such as the FDA and the EMA, offer certain data exclusivities for first-approved products with a new chemical entity (NCE), exclusivity, and/or for approvals related to orphan indications (Orphan Drug designation), and/or pediatric approvals (Pediatric Exclusivity).

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

Manufacturing

We currently do not own or operate any manufacturing facilities. We rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations (CMOs) to produce palazestrant for non-clinical and clinical testing, as well as for commercial manufacture if palazestrant receives marketing approval. We require that our CMOs produce bulk drug substances and finished drug products in accordance with current Good Manufacturing Practices (cGMPs) and all other applicable laws and regulations. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to palazestrant.

We have engaged CMOs to manufacture and package palazestrant for non-clinical and clinical use. Additional CMOs are used to label and distribute palazestrant for clinical use. We obtain our supplies from these CMOs on a purchase order basis and do not have long-term supply arrangements in place. Although we do not currently have contractual arrangements in place for redundant supply for palazestrant, it is our goal to identify and contract with at least two manufacturers for active pharmaceutical ingredient and two manufacturers for drug product. More broadly, for palazestrant and any other product candidates we may develop, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to seeking regulatory approval.

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

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, non-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and oncology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

If the product candidates for our priority programs are approved for the indications we are currently targeting, they will compete with the products discussed below. Furthermore, it is possible that other companies are also engaged in discovery or non-clinical development of product candidates for the same indications. These competitors, if successful in clinical development, may achieve regulatory approval and market adoption in advance of our product candidates, constraining our ability to gain significant market share for such product candidates. In addition, our product candidates, if approved, will complete with multiple approved products or products that may be approved for future indications for which we develop such product candidate.

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

U.S. drug development process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (FDCA), and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of extensive non-clinical laboratory tests, non-clinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practices, or GLP, regulations and other applicable regulations;
•
submission to the FDA of an investigational new drug application (IND), which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board (IRB) at each clinical site before each trial may be initiated;

•
performance of adequate and well-controlled human clinical trials in accordance with applicable regulations, including the FDA’s current good clinical practice (GCP) regulations to establish the safety and efficacy of the proposed drug for its proposed indication;
•
submission to the FDA of a New Drug Application (NDA) for a new drug;
•
a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice (cGMP) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
potential FDA audit of the non-clinical and/or clinical trial sites that generated the data in support of the NDA;
•
satisfactory completion of an FDA advisory committee review, if applicable; and
•
FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the non-clinical testing stage. Non-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, to assess the characteristics and potential safety and activity of the drug candidate. The conduct of the non-clinical tests must comply with federal regulations and requirements including GLPs. The sponsor must submit the results of the non-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. Some non-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30 day time period. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance.

For each successive clinical trial conducted with the investigational drug, a separate, new protocol submission to an existing IND must be made, along with any subsequent changes to the investigational plan. Sponsors are also subject to ongoing reporting requirements, including submission of IND safety reports for any serious adverse experiences associated with use of the investigational drug or findings from non-clinical studies suggesting a significant risk for human subjects, as well as IND annual reports on the progress of the investigations conducted under the IND.

Clinical trials involve the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

Post-approval studies (Phase 4 clinical trials) may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 trials. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

U.S. review and approval processes

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

In addition, the Pediatric Research Equity Act (PREA) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation. Unless otherwise required by regulation, the Pediatric Research Equity Act does not apply to any drug for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or (an) additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, non-clinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. For example, the FDA may require Phase 4 testing, which involves clinical trials designed to further assess a drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also determine that a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

U.S. Patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents, if granted, may be eligible for limited PTE under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. As compensation for patent term lost during product development and the FDA regulatory review process, the Hatch-Waxman Amendments permit a patent restoration term (PTE), which is limited to a maximum of five years, or less if the extended patent term would exceed 14 years after the date of the regulatory approval of the product. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug or drug product, or its approved use, is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of a patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant

NDA. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. There can be no assurance that we will benefit from any PTE or favorable adjustment to the term of any of our patents.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA), or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) also created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

We may also be subject to data privacy and security regulations promulgated by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and its implementing regulations, impose requirements on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal

HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security.

We are or will become subject to privacy laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, in Europe we are subject to the General Data Protection Regulation (GDPR) in relation to our collection, control, processing and other use of personal data (i.e., data relating to an identified or identifiable living individual). We process personal data in relation to participants in our clinical trials in the European Economic Area (EEA), including the health and medical information of these participants. The GDPR is directly applicable in each of the twenty-seven member states of the European Union (EU Member States), however, it provides that EU Member States may introduce further conditions that could cause our compliance costs to increase, ultimately having an adverse impact on our business.

We are subject to the supervision of local data protection authorities in those European Union jurisdictions where we are established or otherwise subject to the GDPR. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. Further, we must comply with both the GDPR and separately the GDPR as implemented in the United Kingdom (UK), each regime having the ability to fine up to the greater of €20 million / £17 million or 4% of global turnover. A breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation. In general, if our efforts to comply with the GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union.

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

In the United States, the California Consumer Privacy Act (CCPA) creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches.

In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted. The CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Additionally, the California Privacy Rights Act (CPRA) significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, Virginia, Colorado, Utah, and Connecticut have all enacted broad privacy legislation. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. In addition to the foregoing, any breach of privacy laws or data security laws, particularly resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, could have a material adverse effect on our business, reputation and financial condition. As a data controller, we will be accountable for any third-party service providers we engage to process personal data on our behalf, including our contract research organizations (CROs). We attempt to mitigate the associated risks but there is no assurance that privacy and security-related safeguards will protect us from all risks associated with the third-party processing, storage and transmission of such information.

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

If we elect to participate in certain governmental programs, we may be required to participate in discount and rebate programs, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. For example, drug manufacturers participating under the Medicaid Drug Rebate Program must pay rebates on prescription drugs to state Medicaid programs. Under the Veterans Health Care Act (VHCA) drug companies are required to offer certain drugs at a reduced price to a number of federal agencies, including the U.S. Department of Veterans Affairs and Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs, including Medicare and Medicaid. Recent legislative changes require that discounted prices be offered for certain U.S. Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA also requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations. If our products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Across the European Union, member states carry out assessments of new pharmaceutical products from an economic, public health, and therapeutic perspective, through a Health Technology Assessment (HTA) process, which is currently governed by the national laws of EU Member States. In December 2021, the European Parliament voted to implement a regulation regarding HTAs (the HTA Regulation). The HTA Regulation is scheduled to apply as of January 2025, and will provide a framework for pan-EU clinical assessments, scientific consultations, identification of emerging health technologies, and further cooperation. Entry into application of the Regulation could impose stricter and more detailed procedures to be followed by marketing authorization holders concerning conduct of HTAs in relation to their products which may influence related pricing and reimbursement decisions. However, under the HTA Regulation, EU Member States will still be free to make their own pricing and reimbursement decisions. Moreover, EU Member States may, and do, choose to restrict the range of products for which their national health insurance systems or national healthcare systems provide reimbursement and to control the prices of such products. EU Member States may impose direct controls on pricing, or otherwise adopt a system of direct or indirect controls on the profitability of the companies placing such products on the market. Other EU Member States allow companies to set their own prices but monitor and control prescription volumes and issue guidance to medical professionals to limit prescriptions of such products. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the current administration will impact the ACA and our business.

Other legislative changes have also been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

There has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (HHS), to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least seven years covered under Medicare, the Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2024, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter, more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance

Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

The U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act of 1977 (FCPA) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 (CTR), which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20 (CTD). The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System (CTIS); a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned EU Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.

The requirements and processes governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all major territories, including the European Union, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

The European Union and the European Economic Area consist, at the time of writing, of the EU Member States, plus Norway, Iceland, and Liechtenstein which are member states of the European Economic Area. To obtain regulatory approval of an investigational drug or biological product under European Union regulatory systems, we must submit a marketing authorization application either under the so-called centralized or national authorization procedures. There are three procedures for a marketing authorization (MA) to be obtained:

•
The Centralized marketing authorization, which is issued by the European Commission through the Centralized Procedure, based on the scientific opinion of the EMA’s Committee for Medicinal Products for Human Use, and which is valid throughout the entire territory of the European Economic Area. The Centralized Procedure is mandatory for certain types of products, such as (i) biotechnology medicinal products such as genetic engineering, (ii) orphan medicinal products, (iii) medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases and (iv) advanced-therapy medicines, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the European Union, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use (CHMP), conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP.
•
Decentralized Procedure marketing authorizations are available for products not falling within the mandatory scope of the Centralized Procedure. An identical dossier is submitted to the competent authorities of each of the Member States in which the marketing authorization is sought, one of which is selected by the applicant as the Reference Member State (RMS), to lead the evaluation of the regulatory submission. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SmPC), and a draft of the labeling and package leaflet as distilled from the preliminary evaluation, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the RMS records the agreement, closes the procedure and informs the applicant accordingly. Each Member State concerned by the procedure is required to adopt a national decision to grant a national marketing authorization in conformity with the approved assessment report, SmPC and the labeling and package leaflet as approved. Where a product has already been authorized for marketing in a Member State of the European Economic Area, the granted national marketing authorization can be used for mutual recognition in other Member States through the Mutual Recognition Procedure (MRP), resulting in progressive national approval of the product in the European Economic Area.
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

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

The European Commission may also grant orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating or serious and chronic condition in the European Union and without incentives it is unlikely that sales of the drug in the European Union would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation provides opportunities for free protocol assistance, fee reductions for access to the centralized regulatory procedures and ten years of market exclusivity following drug approval, which can be extended to 12 years if trials are conducted in accordance with an agreed-upon pediatric investigational plan. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

In the EU, pricing and reimbursement schemes vary widely from country to country. Some EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (HTA), process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation has applied from January 12, 2025 although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all advanced therapy medicinal products (ATMPs), it will then be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026. The HTA Regulation is intended to harmonize the clinical benefit assessment of HTA across the European Union.

Much like the Anti-Kickback Statute prohibition in the United States, as described below, the provision of benefits or advantages to physicians and other health care professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the E.U. Interactions between pharmaceutical companies and health care professionals are governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. Infringement of related laws could result in substantial fines and imprisonment.

Payments made to physicians and other health care professionals in certain EU Member States must be publicly disclosed. Moreover, agreements with health care professionals may require prior notification or approval by the health care professional’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The United Kingdom’s, or UK, withdrawal from the EU on January 31, 2020, commonly referred to as Brexit,

has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator for medicinal products and medical devices. The United Kingdom is now a third country to the EU. The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024. These resulting legislative amendments will, if implemented in their current form, bring the UK into closer alignment with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the United Kingdom are governed by the Human Medicines Regulations (SI

2012/1916), as amended. Since January 1, 2021, an applicant for the EU’s centralized procedure marketing authorization can no longer be established in the United Kingdom. As a result, since this date, companies established in the United Kingdom cannot use the EU’s centralized procedure. In order to obtain a United

Kingdom MA to commercialize products in the United Kingdom, an applicant must be established in the

United Kingdom and must follow one of the United Kingdom national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human

Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. The rolling-review procedure permits the separate or joint submission of quality, non-clinical, and clinical data to the MHRA which can be reviewed on a rolling basis. After an application under the rolling-review procedure has been validated, the decision should be received within 100 days (subject to clock-stops).

In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure (“IRP”),

when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulatory in Australia, Canada, Switzerland,

Singapore, Japan, the U.S.A. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the United Kingdom. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60 day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval hasn’t been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the

MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market.

This includes the criterion that prevalence of the condition in the United Kingdom, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in the United Kingdom.

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

Employees and Human Capital

Our commitment to innovation begins with the dedication to creating an environment that attracts and retains highly skilled people, including top scientific talent. This is a critical factor for us in delivering on our mission and creating value for our stakeholders.

We have grown significantly since our initial public offering in November 2020 and have since built a diverse organization, both in our Board of Directors where three global biotech female leaders are seated, and across our employee base. We have been successful in hiring employees with broad experience and backgrounds while facing significant competition for biotechnology talent from both established and early-stage biotechnology companies. Further, we are headquartered in the San Francisco Bay area and have operations in Cambridge, Massachusetts - both of which are global biotechnology hubs with many employment choices. Despite the competition, we have been successful in hiring highly qualified staff to join Olema.

As of January 31, 2025, we had 96 employees, all of whom were full time, consisting of clinical, research, operations, regulatory, and administrative personnel. Twenty eight of our employees hold Ph.D. or M.D. degrees; 41% of our employee population is male and 59% is female. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

We strive to create a positive employee experience and we are committed to the health, safety, and well-being of our employees. This commitment is reflected in our ability to attract and retain high performers. We believe we have a robust employment package that promotes well-being across all aspects of our employees’ lives, including healthcare, paid time-off, retirement savings with a company match through a 401(k) plan, our equity incentive plans, and our employee stock purchase plan. The principal purposes of our equity incentive plans are to attract, motivate, and retain our employees and directors through the granting of stock-based compensation awards. From time to time, we may offer additional stock-based compensation awards to our employees to continue to motivate them and support retention, particularly at times when our stock price, or the stock price of biotechnology companies generally, is volatile. We grant stock options to all full-time employees to foster alignment and promote a spirit of ownership.

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

Developing pharmaceutical products, including conducting non-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses will increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, palazestrant. We anticipate incurring significant costs associated with the development of our lead product candidate, palazestrant, OP-3136 and any future product candidates we may develop. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA), or other regulatory authorities to perform clinical trials or non-clinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for palazestrant, OP-3136 or other product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control including a negative return on, our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the geopolitical and macroeconomic environment, generally, including economic uncertainty, market volatility, labor shortages, tariffs and trade tensions, the ongoing conflicts between Ukraine and Russia and in the Middle East, as well as any related political or economic responses and counter-responses or otherwise by various global actors, inflation rates and the responses by central banking authorities to control such inflation, monetary supply shifts and related financial instability. Advancing the development of palazestrant, OP-3136 and any future product candidates we may develop will require a significant amount of capital, and our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the activities that are necessary to complete the development of palazestrant and OP-3136.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through sales of shares of our common stock pursuant to sales of our common stock and pre-funded warrants to purchase our common stock to selected institutional and accredited investors in private placement transactions, at-the-market offerings, our initial public offering and private financings. We have incurred net losses of $129.5 million and $96.7 million for the years ended December 31, 2024 and 2023, respectively. We had an accumulated deficit of $435.1 million as of December 31, 2024. Our losses have resulted principally from expenses incurred in research and development of palazestrant, OP-3136 and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, palazestrant, is in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing palazestrant in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for palazestrant in other indications or for OP-3136.

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

In addition, our consolidated financial statements for the years ended December 31, 2024 and 2023 included elsewhere in this Annual Report on Form 10-K have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for palazestrant or OP-3136. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long term.

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

In September 2023, we entered into a loan and security agreement (the Original Loan Agreement) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the Bank), providing us with an aggregate principal amount of up to $50.0 million (the Original Credit Facility).

In June 2024, we entered into the first amendment to loan and security agreement (the Amendment, and the Original Loan Agreement (as amended by the Amendment, the Loan Agreement), with the Bank. The Amendment amends the Original Loan Agreement in order to, among other things, increase the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million (the Credit Facility), of which $25.0 million was available as of December 31, 2024, an additional $25.0 million which will become available upon achievement of certain milestones related to execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million which may be made available upon approval of the Bank in its discretion. The Credit Facility will mature on July 1, 2028.

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

If we default under the Loan Agreement, the Bank may accelerate all of our repayment obligations and exercise all of its rights and remedies under the Loan Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Bank could declare a default upon the occurrence of customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; material adverse change occurs; delisting; and a material impairment in the Bank’s security interest. Upon the occurrence of an event of default (subject, in certain cases, to notice and grace periods), obligations under the Loan Agreement may be accelerated thereby requiring us to repay the loan immediately. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Additionally, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a pivotal clinical trial or submitted a New Drug Application (NDA) to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for palazestrant, OP-3136 or any future product candidates we may develop, we will be unable to generate product revenue and our business, financial condition, results of operations and prospects will be significantly harmed.

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

In addition, even if we obtain approval of palazestrant or OP-3136 for a lead indication, regulatory authorities may not approve palazestrant or OP-3136 for other indications, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy (REMS), or comparable foreign strategy. Certain regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or may approve palazestrant or OP-3136 with a label that does not include the labeling claims necessary or desirable for successful. In addition, regulatory authorities in certain countries may not approve the price we intend to charge for the product we develop. If we are unable to obtain regulatory approval of palazestrant or OP-3136, or if regulatory approval is limited, our business, financial condition, results of operation and prospects will be significantly harmed.

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
•
obtaining approval from one or more institutional review boards (IRBs), or positive Ethics Committee opinions;
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
•
shutdowns, either temporarily or permanently, of any facility manufacturing palazestrant, OP-3136 or any future product candidate we may develop or any of their components, including by order from the FDA, competent authorities of EU Member States or comparable foreign regulatory authorities due to violations of current good manufacturing practice (cGMP) regulations or other applicable requirements, or infections or cross-contaminations of palazestrant, OP-3136 or any future product candidate we may develop in the manufacturing process;
•
any changes to our manufacturing process that may be necessary or desired;
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices (GCP), or other regulatory requirements;
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

We intend to develop palazestrant, and may develop OP-3136 or other future product candidates, in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, we have a Phase 1/2 clinical study of palazestrant in a combination trial with a CDK4/6 inhibitor, and additional Phase 1/2 clinical studies of palazestrant in combination with another CDK4/6 inhibitor and with a PI3Ka inhibitor. We also expect to initiate OPERA-02, a proposed Phase 3 clinical trial of palazestrant in combination with a CDK4/6 inhibitor, ribociclib, in 2025.

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

Risks associated with the in-licensing or acquisition of drug candidates could cause substantial delays in the pre-clinical and clinical development of our drug candidates.

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

Disputes over intellectual property and other rights that we have licensed or acquired, or may license or acquire in the future, from third parties could prevent or impair our ability to maintain any such arrangements on acceptable terms, result in delays in the commencement or completion of our pre-clinical studies and clinical trials and impact our ability to successfully develop and commercialize the affected product candidates. If we fail to comply with our obligations under any licensing agreements, these agreements may be terminated or the scope of our rights under them may be reduced and we might be unable to develop, manufacture or market any product that is licensed under these agreements.

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

For example, if we are successful in developing palazestrant, it may compete against existing products and product candidates in development, to the extent any such product candidates are approved, for the treatment of estrogen receptor- positive (ER+) breast cancer, including fulvestrant, marketed as Faslodex® by AstraZeneca PLC and or any generic equivalents of Faslodex® that are marketed or in development; elacestrant, marketed as ORSERDUTMby Stemline Therapeutics Inc.; giredestrant (GDC-9545), being developed by Roche Holding AG/Genentech, Inc.; camizestrant (AZD9833), being developed by AstraZeneca PLC; imlunestrant (LY3484356), being developed by Eli Lilly and Co.; vepdegestrant (ARV-471), being developed by Arvinas, Inc. in partnership with Pfizer, Inc.; and lasofoxifene, being developed by Sermonix Pharmaceuticals. There are also a number of KAT6 inhibitor product candidates in development that may compete with OP-3136 including PF-07248144, which is being developed by Pfizer, and MEN2312, which is being developed by Stemline Therapeutics.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our product to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in European countries, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as palazestrant, OP-3136 or any future product candidates we may develop. In many countries, including EU Member States, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of palazestrant, OP-3136 or any future product candidates we may develop to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for palazestrant, OP-3136 or any future product candidates we may develop. Accordingly, in markets outside the United States, the reimbursement for any product that we commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our drugs, if approved, and accordingly, our business.

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

For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure single-source drugs that have been on the market for 7 years covered under Medicare (the Medicare Drug Negotiation Program) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repeals the EU Clinical Trials Directive (CTD), became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each

EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic, and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA was adopted in the EU. This Regulation, which entered into application on January 12, 2025 and has a phased implementation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency (MHRA) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (SMC), the National Institute for Health and Care Excellence (NICE), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.

Legislators, policymakers and healthcare insurance funds in the EU and the United Kingdom may continue to propose and implement cost-containing measures to keep healthcare costs down, particularly due to the financial strain that the COVID-19 pandemic placed on national healthcare systems of European countries. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on April 10, 2024, the Parliament adopted its related position. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a number of changes to the regulatory framework governing medicinal products, including a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, our development plans may be impacted.

We expect that the recent reform activity, as well as other healthcare reform measures that may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize palazestrant, OP-3136 or any future product candidates we may develop.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be on the marketing approvals of palazestrant, OP-3136 or any future product candidates we may develop.

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
•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback

Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities including certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by such physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (or third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the GDPR imposes strict requirements for processing personal data including, the collection and use of health data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million British Pounds under the UK GDPR or, in each case, 4% of annual global revenue, whichever is higher; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws are considered ‘inadequate’. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to effect such cross-border transfers of personal data in compliance with the EU GDPR and UK GDPR, such as the European Commission’s ‘Standard Contractual Clauses’, the United Kingdom’s ‘International Data Transfer Agreement / Addendum’, and the EU-U.S. Data Privacy Framework and the UK Extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), all such mechanisms are subject to legal challenges, and there is no assurance that we can always satisfy or rely on these mechanisms to lawfully effect cross-border transfers of personal data where required. If there is no lawful manner for us to effect or be the recipient of cross-border transfers of personal data in compliance with the GDPR, and/or other applicable data privacy and security obligations, or if the requirements for a compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work.

Additionally, the California Privacy Rights Act (CPRA) significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition, numerous states have passed comprehensive privacy laws that have gone or will go into effect. While some of these state laws, like the CCPA, exempt some data processed in the context of clinical trials, these laws demonstrate our vulnerability to the evolving regulatory environment related to personal information and make it difficult to predict the impact of such laws on our business or operations. Aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

We are also bound, and may in the future become bound, by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Moreover, we publish privacy policies and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

Any actual or perceived failure by us or the third parties with whom we work to comply with these laws, regulations, or other obligations would lead to significant consequences, including but not limited to fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, bans on processing personal data, orders to destroy or not use personal data, or other liabilities. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

Our employees and personnel use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI, such as the EU AI Act. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In addition to the possibility of fines, lawsuits, regulatory investigations, public censure, other claims and penalties, and significant costs for remediation and damage to our reputation, we could be materially and adversely affected if legislation or regulations are expanded to require changes in our data processing practices and policies or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively impact our business. Complying with these various laws will cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

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

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including the economic uncertainty, market volatility, labor shortages, tariffs and trade tensions, the ongoing conflicts between Ukraine and Russia and in the Middle East, as well as any related political or economic responses and counter-responses or otherwise by various global actors, inflation rates and the responses by central banking authorities to control inflation, monetary supply shifts and related financial instability. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments, including the events noted above. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

As of January 31, 2025, we had 96 employees, all of whom were full time, consisting of clinical, research, operations, regulatory, and administrative personnel. Twenty-eight of our employees hold Ph.D. or M.D. degrees.In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

If our information technology systems or those of third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; or other adverse consequences.

In the ordinary course of our business, we and the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud, outages, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, would be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, intentional misconduct or unconventional error by those with authorized access, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

We are not able to anticipate all types of security incidents, and we cannot implement preventive measures effective against all such security incidents. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to run our business. We could expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. We have in the past and may in the future be subject to security incidents. For instance, we have had company laptops containing corporate information stolen from company offices, though none of such instances have been material or caused material harm due to encryption and device security practices.

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

Applicable data privacy and security obligations require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.

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

Moreover, in most foreign countries, including a number of EU Member States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. An EU Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.

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

Our net operating loss (NOL) carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or other restrictions. Under current U.S. federal tax law, federal NOL carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 taxable years and federal NOL carryforwards generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to current U.S. federal tax law. For example, California recently enacted legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning on or after January 1, 2024, and before January 1, 2027.

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

We cannot be certain that the claims in our U.S. pending patent applications, and corresponding international patent applications, will be considered patentable by the United States Patent and Trademark Office (USPTO) courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patent(s) will not be found invalid or unenforceable if challenged.

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

We may be subject to a third-party pre-issuance submission of prior art to the USPTO or other jurisdictions, or become involved in post-grant challenges such as opposition, derivation, revocation, reexamination, post-grant review (PGR) and inter partes review (IPR), or other similar proceedings, or in litigation, challenging our patent rights, including by challenging the validity or the claim of priority of our patents. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize palazestrant, OP-3136 or any future product candidates we may develop and compete directly with us, without payment to us. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of palazestrant, OP-3136 or any future product candidates we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, including art of which we were unaware, and art which was not raised during prosecution of any of our patent applications. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would significantly impact our business, financial condition, results of operations and prospects. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates or could embolden competitors to launch products or take other steps that could disadvantage us in the marketplace or draw us into additional expensive and time-consuming disputes. Should any of these events occur, it could significantly harm our business, financial condition, results of operations and prospects.

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

On September 16, 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our licensors are the first to either (1) file any patent application related to palazestrant, OP-3136 or any future product candidate we may develop or (2) invent any of the inventions claimed in the patents or patent applications.

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

Depending upon the timing, duration and specifics of FDA marketing approval of palazestrant, OP-3136 or any future product candidates we may develop, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of palazestrant, OP-3136 or any future product candidates we may develop. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be significantly harmed. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and non-clinical data and launch their product earlier than might otherwise be the case.

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

Furthermore, if the third-party providers of therapies or therapies in development used in combination with palazestrant are unable to produce sufficient quantities for clinical trials or for commercialization of palazestrant, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations and prospects. For example, for our Phase 1b/2 clinical study of palazestrant in combination with KISQALI® (ribociclib) or PIQRAY® (alpelisib), or the Novartis Study Drugs, in patients with metastatic ER+ breast cancer, we entered into an Amended and Restated Clinical Collaboration and Supply Agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis), as amended by Amendment No. 1 to Amended and Restated Clinical Collaboration and Supply Agreement between us and Novartis, and Amendment No. 2 to Amended and Restated Clinical Collaboration and Supply Agreement between us and Novartis (as amended, the Novartis Agreement). Under the terms of the Novartis Agreement, Novartis is providing KISQALI® (ribociclib) and PIQRAY® (alpelisib) for the clinical trial. If Novartis is unable to timely manufacture or provide KISQALI® (ribociclib) or PIQRAY® (alpelisib), or if the Novartis Agreement terminates and we are unable to obtain KISQALI® (ribociclib) or PIQRAY® (alpelisib) on the current terms, our Phase 1b/2 clinical study may be delayed and the cost to us to conduct this trial may significantly increase, which would significantly harm our business, financial condition, results of operations and prospects. In addition, for our Phase 3 clinical trial of palazestrant in combination with ribociclib in ER+/HER2- frontline advanced or metastatic breast cancer, we entered into a Clinical Trial Collaboration and Supply Agreement with Novartis. Under the terms of the Novartis Pharma Agreement, Novartis will manufacture and supply ribociclib. If Novartis is unable to timely manufacture or supply ribociclib, or if the Novartis Pharma Agreement terminates and we are unable to obtain ribociclib on the current terms, our Phase 3 clinical study may be delayed and the cost to us to conduct this trial may significantly increase. Either of these outcomes would significantly harm our business, financial condition, results of operations and prospects. For a description of the Novartis Agreement and the Novartis Pharma

Agreement, see the sections titled “Business—Clinical Collaboration and Supply Agreement with Novartis” and “Business—Clinical Trial Collaboration and Supply Agreement with Novartis” respectively.

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

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2023 to December 31, 2024 has ranged from a low of $2.55 to a high of $17.14. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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
•
sales of our common stock by us, our insiders or our other stockholders; and
•
the geopolitical and macroeconomic environment, generally, including economic uncertainty, market volatility, labor shortages, tariffs and trade tensions, the ongoing conflicts between Ukraine and Russia and in the Middle East, as well as any related political or economic responses and counter-responses or otherwise by various global actors, inflation rates and the responses by central banking authorities to control such inflation, monetary supply shifts and related financial instability.

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

As of January 31, 2025, we had 68,333,065 shares of common stock and pre-funded warrants to purchase up to 17,094,163 shares of common stock outstanding. Shares issued upon the exercise of any such warrants as well as stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

We were obligated to file registration statements with the Securities and Exchange Commission to register all of the shares, including shares issuable upon the exercise of pre-funded warrants, issued in each of our private placement transactions for public resale, and are required to maintain effectiveness of both registration statements until the earliest of (i) the second anniversary of the effective date of such registration statement, (ii) such time as all of the shares issued in such private placement have been sold pursuant to such registration statement, or (iii) such time as the shares issued in such private placement become eligible for resale by non-affiliates without any volume limitations or other restrictions pursuant to Rule 144(b)(1)(i) under the Securities Act or any other rule of similar effect. In January 2025, we filed a universal shelf registration statement pursuant to which we may offer and sell shares from time to time, including pursuant to our at-the-marketing offering program currently in place. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Once we register the offer and sale of shares for the holders of registration rights and shares that may be issued under our equity incentive plans, these shares will be able to be sold in the public market upon issuance, subject to applicable securities laws.

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

We have in the past, and may again in the future seek additional capital through a variety of means, including through public or private equity offerings, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, in September 2023, we completed a private placement of 13,211,381 shares of our common stock to selected institutional and accredited investors pursuant to a securities purchase agreement (the 2023 Private Placement), and in December 2024, we completed a private placement of 19,928,875 shares of our common stock and pre-funded warrants to purchase up to 7,604,163 shares of our common stock to selected institutional and accredited investors pursuant to a securities purchase and exchange agreement (the 2024 Private Placement). In addition, in January 2025, we entered into a Sales Agreement (the 2025 Sales Agreement), with TD Securities (USA) LLC (TD Cowen) pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million in one or more at-the-market offering (the ATM Program) which replaced an earlier sales agreement with Cowen and Company, LLC (the Prior Sales Agreement). During the year ended December 31, 2024, we issued 1,772,278 shares of our common stock under the Prior Sales Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, including pursuant to sales under the 2025 Sales Agreement, your ownership interest will be diluted, our stock price could fall and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to palazestrant or future product candidates we may develop, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

We qualify as a “smaller reporting company” within the meaning of the Exchange Act and may take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates was less than $700.0 million measured on the last business day of our second fiscal quarter for the year ended December 31, 2024, we qualify as a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (Section 404), presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and presenting reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

New or future changes to tax laws could materially adversely affect our company.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the United States passed the Inflation Reduction Act in 2022, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. The impact of such changes or future legislation could increase our U.S. tax expense and could have a material adverse impact on our business and financial condition. In addition, the pricing of our intercompany transactions may be challenged by taxing authorities, with potential increases in income and other taxes that could impact our business and financial condition.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (DGCL), which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk management and strategy

We have established and maintain various information security processes designed to identify, assess, and manage cybersecurity risks to our critical computer networks, third-party hosted services, communication systems, hardware, software, and vital data, such as intellectual property, confidential proprietary information, strategic assets, and non-clinical/clinical trial data (Information Systems and Data). Our Chief Operating and Financial Officer, Vice President of Information Technology, vCISO (Virtual Chief Information Security Officer), cybersecurity business partner and IT & Legal teams collaborate to address cybersecurity threats and risks, leveraging our risk register when needed. Our VP of Information Technology, vCISO, members of our in-house IT team, and our third-party cybersecurity business partner all play an active role in monitoring and assessing risks from cyber threats through a variety of methods including automated tools, third-party testing, tabletop incident response exercises, threat actor analysis, industry risk profiling, and collaboration with law enforcement.

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

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the security team, which includes our VP of Information Technology, vCISO, and third-party service providers, works with management to prioritize our risk management processes and take steps to mitigate cybersecurity threats that are determined to be more likely to lead to a material impact to our business. Key findings and status of the cybersecurity landscape are reviewed with the Audit Committee of our Board of Directors (the Audit Committee), which evaluates our overall enterprise risk.

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

Holders of Record

As of the close of business on March 13, 2025, there were 67 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

There were no sales of equity securities during the three months ended December 31, 2024 that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by us.

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

Overview

Olema is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of next generation targeted therapies for breast cancer and beyond. We are advancing our pipeline of novel therapies by leveraging our deep understanding of endocrine-driven cancers, nuclear receptors, and mechanisms of acquired resistance.

Our lead product candidate, palazestrant, is a novel, orally-available small molecule with dual activity as both a CERAN and SERD, currently being investigated in patients with recurrent, locally advanced or metastatic ER+/HER2-, breast cancer. In non-clinical models, palazestrant binds and completely blocks ER-driven transcriptional activity in both wild-type and mutant forms of metastatic ER+ breast cancer. In clinical studies across more than 400 patients, palazestrant has demonstrated strong anti-tumor activity, attractive pharmacokinetics and prolonged drug exposure, favorable tolerability, and combinability with CDK4/6 inhibitors with no significant drug-drug interaction. Based on the clinical results we have achieved to date, we are advancing palazestrant through late-stage clinical development both as a monotherapy and in combination with other targeted agents.

In November 2023, we initiated OPERA-01, the pivotal Phase 3 clinical trial of palazestrant as a monotherapy in second/third-line ER+/HER2- metastatic breast cancer. We anticipate top-line results in 2026.

In combination, we are investigating palazestrant in multiple Phase 1/2 studies with CDK4/6 inhibitors (palbociclib or ribociclib), a PI3Ka inhibitor (alpelisib), and with an mTOR inhibitor (everolimus). In March 2024, we increased the size of the ongoing Phase 1/2 clinical study of palazestrant in combination with ribociclib by an additional 15 patients to explore 90 mg of palazestrant in combination with 600 mg of ribociclib. We also initiated our Phase 1b/2 clinical study of palazestrant in combination with an mTOR inhibitor, everolimus, in the third quarter of 2024. Further, in October 2024, we presented new non-clinical data at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics showing that the combination of palazestrant with both everolimus and capivasertib may be synergistic and have the potential to result in significant tumor regression.

More recently, we presented updated results from the ongoing Phase 1b/2 clinical trial of palazestrant in combination with ribociclib in patients with ER+/HER2- advanced or metastatic breast cancer at SABCS in December 2024. In March 2025, we disclosed updated median PFS (mPFS) from this study at the TD Cowen 45th Annual Health Care Conference. As of a data cutoff date of February 18, 2025, the mPFS was 13.8 months in 56 patients treated with 120 mg of palazestrant and 600 mg of ribociclib daily. 40 of the 56 patients had received prior treatment of a CDK4/6i plus an ET; the mPFS in this population was 13.1 months.These data further support our thesis that palazestrant possesses key characteristics to make it a potential backbone endocrine therapy of preference for ER+/HER2- breast cancer, while also providing the basis for a new pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib in front-line ER+/HER2- metastatic breast cancer, called OPERA-02. The execution of OPERA-02 will be supported by our new clinical trial collaboration and supply agreement with Novartis, which was announced in December 2024. Under the terms of the agreement, Novartis will provide Olema with ribociclib drug supply for OPERA-02, which we expect to initiate in 2025.

Our second product candidate in clinical development, called OP-3136, is a novel, orally-available small molecule that potently and selectively inhibits KAT6, an epigenetic target that is dysregulated in breast and other cancers. We believe OP-3136 presents a potential best-in-class KAT6 inhibitor in breast and other solid tumor cancers. In October 2024, we presented new non-clinical data at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics demonstrating OP-3136's robust anti-tumor activity as a single agent, as well as potential synergy and enhanced anti-tumor activity in combination with palazestrant. The IND application for OP-3136 was cleared by the U.S FDA in late 2024 and the Phase 1 clinical trial is now enrolling patients.

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

We have incurred significant operating losses since the commencement of our operations. Our net losses were $129.5 million and $96.7 million for the years ended December 31, 2024 and 2023, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, make potential milestone payments to our licensors, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of December 31, 2024, we had an accumulated deficit of $435.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

•
continue our ongoing and planned research and development of our lead product candidate, palazestrant, for the treatment of ER+/HER2- metastatic breast cancer;
•
enroll patients in the Phase 1 clinical trial for OP-3136 and any additional product candidates that we may pursue in the future;
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

Global economic and business activities continue to face widespread uncertainty due to the geopolitical and macroeconomic environment, generally, including economic uncertainty, market volatility, labor shortages, tariffs and trade tensions, the ongoing conflicts between Ukraine and Russia and in the Middle East, as well as any related political or economic responses and counter-responses or otherwise by various global actors, inflation rates and the responses by central banking authorities to control such inflation, monetary supply shifts, and related financial instability. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Any continued or renewed disruption resulting from these factors could negatively impact our business. We continue to monitor the impact of these geopolitical and macroeconomic factors on our results of operations, financial condition and cash flows.

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

External expenses include:

•
expenses incurred in connection with the discovery and non-clinical development of our product candidates, including under agreements with third parties, such as consultants and contract research organizations (CROs);
•
costs of manufacturing products for use in our non-clinical studies and clinical trials, including payments to contract manufacturing organizations (CMOs), and consultants;
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

General and administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense, for personnel in executive, finance, accounting, business development, legal, human resources, information technology (IT), and administrative functions. General and administrative expenses also include costs not otherwise included in research and development expenses, including corporate facility costs, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance, and professional fees for legal, patent and consulting services.

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

Results of operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	$ Change
	(in thousands)
Operating expenses:
Research and development	$124,517	$86,140	$38,377
General and administrative	17,741	18,821	(1,080)
Total operating expenses	142,258	104,961	37,297
Loss from operations	(142,258)	(104,961)	(37,297)
Other income (expense):
Interest income	12,682	8,325	4,357
Other income (expense)	102	(19)	121
Total other income	12,784	8,306	4,478
Net loss	$(129,474)	$(96,655)	$(32,819)

Research and development expenses

The following table summarizes our research and development expenses by functional area for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	$ Change
	(in thousands)
CROs, CMOs and other clinical development related third-party vendor expenses	$52,166	$33,650	$18,516
Compensation and related benefits	26,964	23,726	3,238
Stock-based compensation	16,543	11,769	4,774
Aurigene	5,000	—	5,000
Other research and development expenses	23,844	16,995	6,849
Total research and development expenses	$124,517	$86,140	$38,377

Research and development expenses for the year ended December 31, 2024 were $124.5 million, compared to $86.1 million for the year ended December 31, 2023. The increase of $38.4 million was primarily due to (i) increased spending on clinical operations and development-related activities as we continue to advance palazestrant through late-stage clinical trials, (ii) other research and development activities associated with the advancement of our KAT6 inhibitor program, and (iii) personnel-related costs related to increased headcount, including an increase in non-cash stock-based compensation expense of $4.8 million.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2024 were $17.7 million compared to $18.8 million for the year ended December 31, 2023. The decrease of $1.1 million was primarily due to decreased spending on corporate-related costs, partially offset by an increase in non-cash stock-based compensation expense of $0.6 million related to increased headcount.

Other income

Other income for the year ended December 31, 2024 was $12.8 million, compared to $8.3 million for the year ended December 31, 2023. The increase of $4.5 million was primarily due to an increase in interest income from our marketable securities due to higher investment balance.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $129.5 million and $96.7 million for the years ended December 31, 2024 and 2023, respectively. Through December 31, 2024, we had received aggregate gross proceeds of $789.0 million from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, and sale of stock through the Company’s 2020 Employee Stock Purchase Plan (ESPP).

As of December 31, 2024, we had $434.1 million in cash, cash equivalents and marketable securities and accumulated deficit of $435.1 million. We had no debt outstanding as of December 31, 2024.

On September 5, 2023, we entered into a stock purchase agreement for a private placement of 13,211,381 shares of our common stock, at a price of $9.84 per share, to selected institutional and accredited investors (the 2023 Private Placement), resulting in gross proceeds of approximately $130.0 million. After deducting offering expenses related to the 2023 Private Placement of approximately $0.3 million, the net proceeds to us from the 2023 Private Placement were approximately $129.7 million.

Also on September 5, 2023, we entered into a loan and security agreement (the Original Loan Agreement) with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (the Bank), which provided us with an aggregate principal amount of up to $50.0 million (the Original Credit Facility). On June 28, 2024, we entered into the First Amendment to Loan and Security Agreement (the Amendment, and the Original Loan Agreement as amended by the Amendment, the Loan Agreement), with the Bank. The Amendment amends the Original Loan Agreement in order to, among other things, (i) increase the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million (the Credit Facility) of which $25.0 million is currently available, an additional $25.0 million will become available upon achieving certain milestones related to execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million which may be made available upon approval of the Bank in its discretion, and (ii) extend the maturity date to July 1, 2028. As of December 31, 2024, we had not drawn down from the Credit Facility.

On November 29, 2024, we entered into a securities purchase agreement for a private placement of (i) 19,928,875 shares of our common stock at a price of $9.08 per share and (ii) pre-funded warrants to purchase up to an aggregate of 7,604,163 shares of our common stock at a price of $9.0799 per pre-funded warrant, which represents the per share purchase price of the common stock sold in the private placement less the $0.0001 per share exercise price for each pre-funded warrant to selected institutional and accredited investors (the 2024 Private Placement). The aggregate gross proceeds for the 2024 Private Placement was approximately $250.0 million. After deducting offering expenses related to the 2024 Private Placement of approximately $6.5 million (the remaining $6.5 million was included in Other current liabilities in the consolidated balance sheets), the net proceeds to us from the 2024 Private Placement were approximately $243.5 million.

On January 5, 2024, we entered into a sales agreement (the 2024 Sales Agreement), with Cowen and Company, LLC (TD Cowen), as sales agent, pursuant to which we may offer and sell, from time to time, shares of our common stock, having an aggregate offering price of up to $150.0 million (the 2024 ATM Shares). The sales, if any, of the ATM Shares will be made by any method permitted that is deemed to be an “at-the-market” (ATM), equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by TD Cowen. During the year ended December 31, 2024, we issued 1,772,278 shares of our common stock under the Sales Agreement at a weighted-average price of $13.19 for net proceeds of $22.8 million after deducting related issuance costs. As of December 31, 2024, approximately $126.6 million remained available for issuance under the Sales Agreement.

On January 6, 2025, we entered into a sales agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC, (TD Cowen) as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the 2025 ATM Shares). The 2025 Sales Agreement replaces our prior 2024 Sales Agreement, dated January 5, 2024. The sales of the 2025 ATM Shares will be made by any method permitted that is deemed to be an "at-the-market" equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by TD Cowen.

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

We expect our cash, cash equivalents, and marketable securities as of December 31, 2024, as well as the available balance under the Credit Facility, will enable us to fund our current operating plan for at least the next 12 months from the filing date of these consolidated financial statements.

The following table presents our material cash requirements for future periods:

	Material cash requirements due by period
	Less than 1	More than 1
(in thousands)	year	year	Total
Operating leases (1)	$1,245	$263	$1,508
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

In addition, under the Aurigene Agreement, we have payment obligations that are contingent upon future events such as the achievement of specified development, regulatory and commercial milestones. Financial terms of the Aurigene Agreement include potential future milestone payments of up to $55.0 million in clinical development and regulatory milestones, and up to $370.0 million in commercial milestones. Aurigene is also eligible to receive mid-single digit to the low double digit royalties as percentages of product sales, if any. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 12 to our audited consolidated financial statements.

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(104,351)	$(83,727)
Net cash used in investing activities	(93,526)	(4,851)
Net cash provided by financing activities	268,818	133,415
Net increase in cash and cash equivalents	$70,941	$44,837

Operating activities

Net cash used in operating activities during the year ended December 31, 2024 consisted primarily of our net loss of $129.5 million and non-cash interest income on our marketable securities of $8.2 million, offset by non-cash charges of $23.0 million and net increase in operating assets and liabilities of $10.3 million. The net loss consisted primarily of $124.5 million in research and development expenses and $17.7 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation expense of $22.6 million, depreciation and amortization expenses of $0.4 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $1.2 million. The net increase in operating assets and liabilities was primarily due to (i) an increase of $11.2 million in accrued and other current liabilities and (ii) an increase of $2.5 million in accounts payable, which is primarily resulted from timing of invoicing by vendors and related payments. The changes are mainly offset by (i) an increase of $3.0 million in other assets and long-term deposits and (ii) an increase of $0.4 million in prepaid expenses and other current assets.

Net cash used in operating activities during the year ended December 31, 2023 consisted primarily of our net loss of $96.7 million and non-cash interest income on our marketable securities of $5.5 million, offset by net non-cash charges of $17.8 million and a net increase of $0.6 million in operating assets and liabilities. The net loss consisted primarily of $86.1 million in research and development expenses and $18.8 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation of $17.3 million, depreciation and amortization expenses of $0.4 million, loss on disposal of equipment of $0.1 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $1.2 million. The change in operating assets and liabilities was primarily due to (i) an increase of $2.9 million in other current liabilities, (ii) an increase of $2.3 million in accounts payable, whic primarily resulted from timing of invoicing by vendors and related payments, and (iii) a decrease of $0.7 million in prepaid expenses and other current assets. The changes are mainly offset by an increase of $5.3 million in other assets and long-term deposits.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2024 was predominantly due to purchases of marketable securities which were partially offset by maturities of marketable securities.

Net cash used in investing activities during the year ended December 31, 2023 was predominately due to the purchase of marketable securities which was partially offset by the maturities of marketable securities.

Financing activities

Net cash provided by financing activities during the year ended December 31, 2024 consists of $243.5 million in net proceeds from the 2024 Private Placement, $22.8 million in net proceeds from the sale of ATM Shares, $1.7 million from the exercise of stock options, and $0.9 million from the sale of our common stock under the ESPP.

Net cash provided by financing activities during the year ended December 31, 2023 consists of $129.7 million in net proceeds from the 2023 Private Placement, $2.7 million from the exercise of stock options, and $1.1 million from the sale of our common stock under the 2020 ESPP.

Critical accounting estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and the disclosure of our contingent liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Smaller reporting company

Because our annual revenue was less than $100.0 million in 2024 and the market value of our voting and non-voting common stock held by non-affiliates was less than $700.0 million measured on the last business day of our second fiscal quarter in 2024, we qualify as a “smaller reporting company” as defined in the Exchange Act. We took advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (Section 404), presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and presenting reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Recently issued accounting pronouncements

See Note 2 to our consolidated financial statements contained in this Annual Report for a description of recent accounting pronouncements applicable to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2024 and 2023, we had cash, cash equivalents and marketable securities of $434.1 million and $261.8 million, respectively. We generally hold our cash in interest-bearing bank accounts and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

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

Olema Pharmaceuticals, Inc.
Index to consolidated financial statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Olema Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Olema Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

How We Addressed the Matter in Our Audit

To test the clinical trial accrual, our audit procedures included, among others, reading a sample of the Company’s contracts with the CROs to understand key financial and contractual terms and testing the accuracy and completeness of the underlying data used in the accrual computations. We also evaluated management’s estimates of the vendor’s progress for a sample of clinical trials by inquiring of the Company’s operations personnel overseeing the clinical trials and obtaining information directly from third party vendors regarding their estimate of costs that have been incurred through December 31, 2024. We analyzed the data underlying the accrual balance to evaluate the impact of reasonable changes in the data on the recorded amount of the clinical trial accrual. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2020.

Iselin, New Jersey

March 18, 2025

Olema Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except for share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$139,480	$68,539
Marketable securities	294,606	193,268
Prepaid expenses and other current assets	4,387	4,706
Total current assets	438,473	266,513
Operating lease right-of-use assets	1,314	2,291
Other assets and long-term deposits	11,192	8,141
Total assets	$450,979	$276,945

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,460	$2,698
Operating lease liabilities, current	1,172	988
Other current liabilities	36,126	17,935
Total current liabilities	41,758	21,621
Operating lease liabilities, net of current portion	257	1,429
Total liabilities	42,015	23,050
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023; no shares issued and outstanding as of December 31, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 74,312,608 and 55,097,118 shares issued as of December 31, 2024 and December 31, 2023, respectively; 74,312,608 and 54,992,784 shares outstanding as of December 31, 2024 and December 31, 2023, respectively.	6	4
Additional paid-in capital	843,921	559,176
Accumulated other comprehensive income	143	347
Accumulated deficit	(435,106)	(305,632)
Total stockholders’ equity	408,964	253,895
Total liabilities and stockholders’ equity	$450,979	$276,945

See accompanying notes to the consolidated financial statements.

Olema Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except for share and per share amounts)

	Years Ended December 31,
	2024	2023
Operating expenses:
Research and development	$124,517	$86,140
General and administrative	17,741	18,821
Total operating expenses	142,258	104,961
Loss from operations	(142,258)	(104,961)
Other income (expense):
Interest income	12,682	8,325
Other income (expense):	102	(19)
Total other income	12,784	8,306
Net loss	$(129,474)	$(96,655)
Net loss per share, basic and diluted	$(2.20)	$(2.14)
Weighted average shares used to compute net loss per share, basic and diluted	58,743,522	45,247,098

	Years Ended December 31,
	2024	2023
Net loss	$(129,474)	$(96,655)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(204)	2,160
Total comprehensive loss	$(129,678)	$(94,495)

See accompanying notes to the consolidated financial statements.

Olema Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except for share amounts)

Accumulated
Additional	Other	Total
Common Stock	Paid-in	Comprehensive	Accumulated	Stockholders'
Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
Balances at December 31, 2022	40,287,097	$3	$408,333	$(1,813)	(208,977)	$197,546
Issuance of shares under equity private placement, net of issuance costs of $264	13,211,381	1	129,735	—	—	129,736
Stock-based compensation expense	—	—	16,804	—	—	16,804
Exercise of stock options	733,867	—	2,722	—	—	2,722
Issuance of shares under employee stock purchase plan	333,503	—	1,050	—	—	1,050
Employee stock purchase plan expense	—	—	452	—	—	452
Vesting of early exercised stock options	18,640	—	80	—	—	80
Vesting of performance-based restricted stock unit awards	217,000	—	—	—	—	—
Vesting of restricted stock awards	191,296	—	—	—	—	—
Net unrealized gain on marketable securities	—	—	—	2,160	—	2,160
Net loss	—	—	—	—	(96,655)	(96,655)
Balances at December 31, 2023	54,992,784	—	$4	—	$559,176	—	$347	—	—	(305,632)	—	$253,895
Issuance of shares and pre-funded warrants under equity private placement, net of issuance costs of $12,998	19,928,875	2	236,999	—	—	237,001
Issuance of shares under at-the-market offering, net of issuance costs of $166	1,772,278	—	22,787	—	—	22,787
Exchange of common stock shares for pre-funded warrants	(3,420,000)	—	—	—	—	—
Stock-based compensation expense	—	—	22,009	—	—	22,009
Exercise of stock options	430,159	—	1,518	—	—	1,518
Issuance of shares under employee stock purchase plan	112,853	—	859	—	—	859
Employee stock purchase plan expense	—	—	573	—	—	573
Vesting of performance-based restricted stock unit awards	403,000	—	—	—	—	—
Vesting of restricted stock awards	92,659	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	(129,474)	(129,474)
Balances at December 31, 2024	74,312,608	$6	$843,921	$143	(435,106)	$408,964

See accompanying notes to the consolidated financial statements.

Olema Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(129,474)	$(96,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	393	377
Loss on disposal of equipment	9	111
Non-cash lease expense	1,150	1,297
Non-cash interest income on marketable securities	(8,175)	(5,524)
Stock-based compensation expense, including employee stock purchase plan expense	22,582	17,256
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(429)	694
Other assets and long-term deposits	(2,957)	(5,324)
Accounts payable	2,510	2,324
Other current liabilities	11,202	2,948
Operating lease liabilities	(1,162)	(1,231)
Net cash used in operating activities	(104,351)	(83,727)
Cash flows from investing activities:
Maturities of marketable securities	301,592	250,760
Purchases of marketable securities	(394,959)	(255,625)
Purchase of equipment	(159)	—
Disposal of fixed assets	—	14
Net cash used in investing activities	(93,526)	(4,851)
Cash flows from financing activities:
Proceeds from equity private placement, net of issuance costs of $6,498	243,501	129,736
Proceeds from at-the-market offering, net of issuance costs of $166	22,787	—
Proceeds from exercise of stock options	1,671	2,629
Proceeds from issuance of common stock under the ESPP plan	859	1,050
Net cash provided by financing activities	268,818	133,415
Net increase in cash and cash equivalents	70,941	44,837
Cash and cash equivalents at beginning of period	68,539	23,702
Cash and cash equivalents at end of period	$139,480	$68,539
Supplemental disclosure of non-cash investing and financing activities:
Issuance costs for equity private placement not paid in cash by the end of period	$6,500	$—
Exchange common stock shares for pre-funded warrants	$31,054	$—
Research and development project deposit applied against final study invoices	$748	$—
System implementation cost included in other current liabilities	$(337)	$—

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

The Company is located in San Francisco, California and was incorporated in Delaware on August 7, 2006, under the legal name of CombiThera, Inc. and on March 25, 2009, was renamed Olema Pharmaceuticals, Inc. The Company’s principal operations are based in San Francisco, California, and it has operations in Cambridge, Massachusetts. Olema Oncology Australia Pty Ltd was incorporated on January 6, 2021, and is a wholly-owned subsidiary of the Company (collectively with Olema Pharmaceuticals, Inc., referred to as “Olema” or the “Company” herein). It operates in one business segment and therefore has only one reportable segment. The Company is subject to risks and uncertainties common to late-stage companies in the biopharmaceutical industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of geopolitical and macroeconomic events discussed in further detail below, the ability to secure additional capital to fund operations and commercial success of its product candidates. Palazestrant, OP-3136 and any future product candidates the Company may develop will require extensive non-clinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

The Company had $434.1 million of cash, cash equivalents and marketable securities at December 31, 2024, in addition to an available balance of $25.0 million under the Loan and Security Agreement dated as of September 5, 2023 (the “Original Loan Agreement”), by and between the Company, as borrower, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”), as amended by the First Amendment to Loan and Security Agreement, dated June 28, 2024, by and between the Company and the Bank (the "Amendment," and the Original Loan Agreement as amended by the Amendment, the "Loan Agreement"). See Footnote 12. Commitments and Contingencies for details. Management believes that the Company’s cash, cash equivalents, marketable securities, and the amounts available under the Loan Agreement will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the filing date of these consolidated financial statements.

Private Placement

On November 29, 2024, the Company entered into a securities purchase agreement for a private placement of (i) 19,928,875 shares of the Company’s common stock at a price of $9.08 per share and (ii) pre-funded warrants to purchase up to an aggregate of 7,604,163 shares of the Company's common stock at a price of $9.0799 per pre-funded warrant, which represents the per share purchase price of the Company's common stock sold in the private placement less the $0.0001 per share exercise price for each pre-funded warrant to selected institutional and accredited investors (the “2024 Private Placement”). The aggregate gross proceeds for the 2024 Private Placement were approximately $250.0 million. After deducting offering expenses related to the

2024 Private Placement of approximately $6.5 million (the remaining $6.5 million was included in Other current liabilities in the consolidated balance sheets), the net proceeds to the Company from the 2024 Private Placement were approximately $243.5 million.

On September 5, 2023, the Company entered into a stock purchase agreement for a private placement of 13,211,381 shares of our common stock, at a price of $9.84 per share, to selected institutional and accredited investors (the "2023 Private Placement"), resulting in gross proceeds of approximately $130.0 million. After deducting offering expenses related to the 2023 Private Placement of approximately $0.3 million, the net proceeds to the Company from the 2023 Private Placement were approximately $129.7 million.

At-The-Market Offering

On January 5, 2024, the Company entered into a sales agreement (the “2024 Sales Agreement”) with Cowen and Company, LLC ("Cowen and Company”) as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the “2024 ATM Shares”). The sales of the 2024 ATM Shares will be made by any method permitted that is deemed to be an "at-the-market" equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended ("Securities Act"), including sales made directly on or through the Nasdaq Global Select Market. The Company agreed to pay Cowen and Company a commission of up to 3.0% of the aggregate gross proceeds from any 2024 ATM Shares sold by Cowen and Company. During the year ended December 31, 2024, the Company issued 1,772,278 shares of the Company's common stock under the 2024 Sales Agreement at a weighted-average price of $13.19 for net proceeds of $22.8 million after deducting related issuance costs. As of December 31, 2024, approximately $126.6 million remained available for issuance under the 2024 Sales Agreement.

On January 6, 2025, the Company entered into a sales agreement (the "2025 Sales Agreement") with TD Securities (USA) LLC, ("TD Cowen") as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the “2025 ATM Shares”). The 2025 Sales Agreement replaces the prior 2024 Sales Agreement. The sales of the 2025 ATM Shares will be made by any method permitted that is deemed to be an "at-the-market" equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. The Company has agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any 2025 ATM Shares sold by TD Cowen.

Impact of Geopolitical and Macroeconomic Events

Global economic and business activities continue to face widespread uncertainty related to the geopolitical and macroeconomic environment, generally, including economic uncertainty, market volatility, labor shortages, tariffs and trade tensions, the ongoing conflicts between Ukraine and Russia and in the Middle East, as well as any related political or economic responses and counter-responses or otherwise by various global actors, inflation rates and the responses by central banking authorities to control such inflation, monetary supply shifts and related financial instability. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Any continued or renewed disruption resulting from these factors could negatively impact the Company’s business. The Company continues to monitor the impact of these geopolitical and macroeconomic factors on its results of operations, financial condition and cash flows.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or fewer at the date of purchase. Cash deposits are all in reputable financial institutions in the United States as of December 31, 2024 and 2023. Cash and cash equivalents consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U.S. dollars and Australian dollars and investments in interest bearing money market funds.

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

Leases

Under Accounting Standards Update ("ASU") 2026-12, Leases, Topic 842, ("Topic 842"), lessees are required to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of operations and comprehensive loss.

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

The Company elected to not apply the recognition requirements of Topic 842 to short-term leases with terms of 12 months or less. Additional information and disclosures required by Topic 842 are contained in Note 11 “Lease” in this Annual Report.

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

Internal-Use Software

The Company capitalizes certain costs incurred for the development and implementation of computer software for internal-use. These costs generally relate to the implementation of the third-party developed software for the Company's regulatory and quality purposes. The Company capitalizes these costs when it is determined that it is probable that the project will be completed and the software will be used to perform the function intended, and the preliminary project stage is completed. Capitalized internal-use software development and implementation costs are included in Other assets and long-term deposits within the consolidated balance sheets. Capitalized implementation costs are amortized on a straight-line basis over the estimated useful lives of five years. Costs related to the preliminary project stage, post-implementation, training and maintenance are expensed as incurred.

Income Taxes

Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements. In estimating future tax consequences, the Company considers all expected future events other than enactment of changes in tax laws or rates. A valuation allowance is recorded, if necessary, to reduce net deferred tax assets to their realizable values if management does not believe it is more likely than not that the net deferred tax assets will be realized. As of December 31, 2024 and 2023, the Company has recorded full valuation allowance against its net deferred tax assets.

The Company had no unrecognized tax benefits for the years ended December 31, 2024 and 2023, respectively. The Company may be subject to U.S. Federal, state, and local tax examinations by tax authorities for years before 2024, which may include adjustments to carry-forward attributes (see Note 9, “Income Taxes”).

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive (loss) gain for each period presented. Other comprehensive (loss) gain represents net unrealized (loss) gain on marketable securities.

Stock-Based Compensation

Stock-based compensation cost, including grants of stock options and restricted stock awards issued under the Company’s equity incentive plans and ESPP, is measured at the grant date based on the estimated fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation cost for performance-based restricted stock unit awards issued under the Company’s equity incentive plan is measured at the grant date based on the estimated fair value of the award, which is based on the closing stock price on the grant date, and is recognized as an expense when the Company determines that it is probable that the performance goals will be achieved, which the Company assess on a quarterly basis. The Company recognizes stock compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model. The Company estimates volatility using stock prices of peer companies and its historical data, risk-free rates using the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term, and dividend yield using the Company’s expectations and historical data. The Company uses the simplified method to calculate the expected term of employee stock option grants. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option. For awards with graded vesting, in which specified tranches of the options vest on different dates, the Company uses a single weighted average expected life to value the entire award, which is equal to the average of the weighted average vesting period of the award and the contractual term of the award. Equity instruments issued to non-employees are recorded at their fair value on the grant date and without subsequent remeasurement. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest, including awards with graded vesting. As part of the requirements of ASC 718, the Company has elected to account for forfeitures of stock option grants as they occur.

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

Pre-funded Warrants

The Company issued pre-funded warrants in connection with the Purchase Agreement. The Company accounts for the pre-funded warrants as a freestanding equity-linked financial instrument that met the criteria for equity classification pursuant to Accounting Standards Codification 480, Distinguishing Liabilities from Equity ("ASC 480"), and ASC 815, Derivatives and Hedging ("ASC 815"). Accordingly, the Company recorded the pre-funded warrants as a component of stockholders' equity within additional paid-in capital. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value. See Note 7 for further disclosure.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss per common share by the weighted average number of common shares outstanding for the period without consideration of common stock equivalents. Diluted net loss per common share is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities, and by dividing the diluted net loss by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, including unvested early exercised options, unvested restricted stock awards, unvested performance-based restricted stock unit awards and contingently issuable common stock related to the 2020 Employee Stock Purchase Plan (the “ESPP”) are considered potential dilutive common shares. Basic shares outstanding includes the weighted average effect of the Company's outstanding pre-funded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Segment Reporting

The Company's chief operating decision maker (“CODM”), the Chief Executive Officer, manages its business activities as a single operating and reportable segment at the consolidated level. Accordingly, the Company's CODM uses consolidated net loss to measure segment loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss is interest income, which is reflected in the consolidated statements of operations and comprehensive loss.

Recent Accounting Pronouncements Adopted

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments and equity-linked financial instruments in addition to amending the earnings per share ("EPS") guidance in ASC 260 to improve the consistency of the diluted EPS calculation. The standard addresses issues identified as a result of the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The standard eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The standard is effective for public companies, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of January 1, 2024. The adoption did not make an impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company adopted ASU 2023-07 effective January 1, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to the Segment Reporting section in Note 2 "Summary of Significant Accounting Policies".

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued a new income tax-related accounting guidance in ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company did not early adopt this guidance as of December 31, 2024. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

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

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$6,489	$—	$—	$6,489
Money market funds	118,955	—	—	118,955
Commercial paper	—	109,432	—	109,432
Corporate bonds		43,409	—	43,409
U.S. government treasury bills	144,741	—	—	144,741
Government-sponsored enterprise securities	—	11,714	—	11,714
Total	$270,185	$164,555	$—	$434,740

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$142,706	$4	$—	$142,710
Short-term marketable securities (<12 months to maturity)	219,062	185	(57)	219,190
Long-term marketable securities (>12 months to maturity)	72,829	53	(42)	72,840
Total	$434,597	$242	$(99)	$434,740

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$3,570	$—	$—	$3,570
Money market funds	59,280	—	—	59,280
Commercial paper	—	105,017	—	105,017
Corporate bonds	—	12,627	—	12,627
U.S. government treasury bills	60,012	—	—	60,012
Government-sponsored enterprise securities	—	21,606	—	21,606
Total	$122,862	$139,250	$—	$262,112

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$68,844	$—	$—	$68,844
Short-term marketable securities (<12 months to maturity)	169,966	176	(8)	170,134
Long-term marketable securities (>12 months to maturity)	22,955	179	—	23,134
Total	$261,765	$355	$(8)	$262,112

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

There were no marketable securities that have been in a consecutive loss position for more than 12 months as of December 31, 2024. During the year ended December 31, 2024, the Company did not recognize any other-than-temporary impairment loss. As of December 31, 2024, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

As of December 31, 2024, all of the Company’s cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U. S. dollars and Australian dollars.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Interest receivable	$2,120	$673
Prepaid insurance	1,033	1,239
Prepaid subscriptions and licenses	728	255
Prepaid clinical development costs	140	858
Other	366	190
Reimbursable research and development costs from a collaboration partner	—	1,491
Total	$4,387	$4,706

5. Other Assets and Long-Term Deposits

Other assets and long-term deposits consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Clinical development project deposits	$9,263	$6,688
Property and equipment, net	746	968
System implementation costs	683	—
Security deposits	485	485
Other	15	—
Total	$11,192	$8,141

6. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued research and development related costs	$22,768	$11,322
Accrued professional fees	7,545	903
Accrued employee bonuses	5,661	5,465
Accrued payroll related costs	111	172
Accrued taxes	41	73
Total	$36,126	$17,935

7. Common Stock

As of each of the balance sheet dates below, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31,	December 31,
	2024	2023
Options outstanding under the 2014 Stock Plan	1,875,140	1,875,140
Options outstanding under the 2020 Equity Incentive Plan	7,786,735	5,669,961
Options outstanding under the 2022 Inducement Plan	1,691,182	1,125,641
Shares available for future grant under the 2020 Equity Incentive Plan and the 2022 Inducement Plan	2,056,300	2,497,813
Shares available for the 2020 Employee Stock Purchase Plan	1,122,615	684,497
Unvested performance-based restricted stock unit awards outstanding under the 2020 Equity Incentive Plan	—	403,000
Unvested restricted stock awards outstanding under the 2014 Stock Plan	—	80,703
Shares available for issuance related to pre-funded warrants	11,024,163	—
	25,556,135	12,336,755

Pre-Funded Warrants

In December 2024, the Company issued pre-funded warrants to purchase up to 7,604,163 shares of the Company's common stock in the 2024 Private Placement at $9.07998 per share of the common stock, less the $0.0001 per share exercise price of each warrant. Also, in December 2024, the Company issued pre-funded warrants to purchase up to 3,420,000 shares of the Company's common stock in exchange of 3,420,000 shares of the Company's common stock previously held by investors. The warrants were recorded as a component of stockholders’ equity within additional paid-in capital and have no expiration date.

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

Stock Option Valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company lacks company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies in addition to its own historical volatility. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is 0% since the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	December 31,	December 31,
	2024	2023
Risk-free interest rate	3.91%	3.64%
Expected term (in years)	6.03	6.02
Expected volatility	85.00%	86.35%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan, the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	8,670,742	$8.52	7.60	$61,749
Granted	3,478,850	14.21	—	—
Exercised (1)	(460,744)	4.09	—	—
Forfeited	(335,791)	14.17	—	—
Outstanding as of December 31, 2024	11,353,057	$10.28	6.37	$7,519

Options vested and exercisable as of December 31, 2024	6,376,793	$9.41	5.05	$5,958
Options expected to vest as of December 31, 2024	4,976,264	$11.40	8.05	$1,561

(1)
Exercised amount includes shares returned for taxes withheld for exercise and net transactions.

The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2024 and 2023 was $10.40 and $4.37, respectively. For the years ended December 31, 2024 and 2023, there were 2,213,715 and 2,329,483 shares vested, respectively. The weighted-average grant date fair value per share of options vested during the years ended December 31, 2024 and 2023 was $6.58 and $6.97, respectively. The total fair value of options vested during the years ended December 31, 2024 and 2023 was $14.6 million and $16.2 million, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $3.3 million and $3.5 million, respectively.

As of December 31, 2024, the total unrecognized compensation expense related to unvested options was $34.5 million, which the Company expects to recognize over an estimated weighted average period of 2.61 years.

Restricted Stock Awards

The following table summarizes the restricted stock awards (the RSAs) activity under the 2014 Plan during the year ended December 31, 2024:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock as of December 31, 2023	92,659	$2.40
Granted	—
Vested	(92,659)	2.40
Forfeited	—
Unvested restricted stock as of December 31, 2024	—	$—

The total grant date fair value of the RSAs vested during the year ended December 31, 2024, was $0.2 million. As of December 31, 2024, the was no unrecognized compensation expense related to the RSAs. The Company recorded stock-based compensation expense of $0.2 million related to the vested shares of restricted stock awards for the year ended December 31, 2024.

Performance-Based Restricted Stock Unit Awards

In November 2022, the Company granted to certain employees 710,000 shares of performance-based restricted stock unit awards (the PSUs) under the 2020 Plan as consideration for services subject to performance conditions with a fair value based on the closing price of the underlying common stock on the date of grant. Pursuant to the terms of the PSUs, 65% of each PSU vests upon certification by the Compensation Committee of the Company of achieving a pre-determined performance goal by June 30, 2024, and 35% of each PSU vests upon certification by the Compensation Committee of the Company of achieving a pre-determined performance goal by June 30, 2024. The performance goal related to the 35% tranche of the PSUs was met and related stock-based compensation expense was recorded in 2023. In June 2024, pursuant to the terms of the PSUs, the Compensation Committee of the Company approved an extension of the achievement of the performance goal related to the 65% tranche of the PSUs from June 30, 2024 to December 31, 2024.

Expense recognition for PSUs commences when it is determined that attainment of the performance goal is met. As of December 31, 2024, the performance goal related to the 65% tranche of the PSUs was met and related stock-based compensation expense of $1.4 million was recorded. As of December 31, 2023, the performance goal related to the 35% tranche of the PSUs was met and related stock-based compensation expense of $0.7 million was recorded.

The following table summarizes the performance-based restricted stock activity under the 2020 plan during the year ended December 31, 2024:

	Number of Shares	Grant Date Fair Value
Unvested performance-based restricted stock as of December 31, 2023	403,000	$3.38
Granted	—
Vested	(403,000)	3.38
Forfeited	—	—
Unvested performance-based restricted stock as of December 31, 2024	—	$—

2020 Employee Stock Purchase Plan (ESPP)

In 2020, the Board and the Company’s stockholders approved and adopted the ESPP. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of the common stock purchased under the ESPP is equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Each offering period is not to exceed 27 months and will include one or more purchase periods (each a Purchase Period) as approved by the Board in the offering. A total of 430,416 shares of common stock were initially reserved for issuance pursuant to the ESPP. Subsequently, the number of shares of the Company’s common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of up to ten years, commencing on January 1, 2021 and continuing through January 1, 2030, in amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 860,832 shares of common stock, or (iii) a lesser number of shares determined by the Board no later than December 31 of the preceding calendar year.

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.6 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the ESPP and the 2022 Inducement Plan was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$16,543	$11,769
General and administrative	6,039	5,487
Total	$22,582	$17,256

9.
Income Taxes

The reconciliation of the Federal statutory income tax (provision) benefit to the Company’s effective income tax provision is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Federal statutory income tax	$27,309	$20,060
State income taxes, net of federal tax benefit	8,550	6,133
Foreign research and development tax credit	2,210	1,411
Permanent differences in non-tax-deductible executive compensation	(3,348)	(2,842)
Permanent differences in foreign jurisdiction	(1,650)	(1,013)
Permanent differences others	(469)	323
Other deferred items	351	750
Rate changes	(90)	(63)
Valuation allowance	(32,865)	(24,761)
Net expense for income taxes	$(2)	$(2)

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities at December 31, 2024 and 2023 comprised the following (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$60,600	$44,705
Capitalized research and development	35,639	20,562
Equity compensation	6,963	5,105
Lease Liability	405	682
Other	1,482	1,452
Total deferred tax assets	$105,089	$72,506
Deferred tax liabilities:
Fixed assets	$(215)	$(281)
Right-of-use assets	(372)	$(646)
Total deferred tax liabilities	(587)	(927)
Valuation allowance	(104,502)	(71,579)
Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a valuation allowance of $104.5 million and $71.6 million at December 31, 2024 and 2023, respectively. The change in the valuation allowance for the year end December 31, 2024 was an increase of $32.9 million.

At December 31, 2024 and 2023, the Company had Federal net operating losses (NOLs) of approximately $190.2 million and $150.8 million, and state NOLs of $296.7 million and $187.0 million, respectively. As a result of the Tax Act, as modified by the CARES Act, for U.S. income tax purposes, NOLs generated in tax years beginning before January 1, 2018 can still be carried forward for up to 20 years, but net operating losses generated for tax years beginning after December 31, 2017 are carryforward indefinitely and can be used to offset taxable income, but the deductibility of such Federal NOLs may be limited to 80% of current year taxable income for tax years beginning on or after December 31, 2024. Of the total Federal NOLs of $190.2 million, $3.3 million will begin to expire in 2032 and $186.9 million will not expire. The state NOL carryover of $296.7 million will begin to expire in 2032.

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

The Company’s valuation allowance increased during the years ended December 31, 2024 and 2023 due primarily to the generation of net operating losses, as follows (in thousands):

	Years Ended December 31,
	2024	2023
Valuation allowance at beginning of year	$71,579	$47,427
Increase recorded to provision for income taxes	32,923	24,152
Valuation allowance at end of year	$104,502	$71,579

The Company has not incurred any material interest or penalties as of the current reporting date with respect to income tax matters. The Company is subject to U.S. Federal and state income taxes. The Federal and state income tax returns for tax years prior to 2024 may remain open to examination as carry-forward attributes generated prior may be adjusted upon examination.

10.
Net Loss Per Common Share

Net Loss Per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2024	2023
Numerator:
Net loss	$(129,474)	$(96,655)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted*	58,743,522	45,247,098
Net loss per share, basic and diluted	$(2.20)	$(2.14)

* reflects the weighted average effect of the pre-funded warrants issued on December 4, 2024 for basic and diluted net loss per share.

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Years Ended December 31,
	2024	2023
Options to purchase common stock	11,353,057	8,670,742
Unvested performance-based restricted stock units	—	403,000
Unvested restricted common stock	—	80,703
Employee stock purchase plan contingently issuable	—	13,988
	11,353,057	9,168,433

11.
Lease

The Company leases certain of its facilities under non-cancellable operating leases expiring at various dates through 2026.

On December 15, 2020, the Company entered into a lease agreement with Tennieh LLC to lease approximately 9,800 square feet of office and lab space in San Francisco, California (the Laboratory Lease Agreement). The Laboratory Lease Agreement is for a period of five years commencing approximately February 1, 2021 and ending January 31, 2026. According to the terms of the Laboratory Lease Agreement, the Company paid a $0.4 million security deposit and is required to pay monthly rent and common area charges.

On August 17, 2023, the Company entered into a sublease agreement with Dropbox, Inc. to sublease approximately 6,713 square feet of office space in San Francisco, California (the Dropbox Sublease Agreement). The Dropbox Sublease Agreement is for a period of two years commencing on September 5, 2023 and ending December 31, 2025. According to the terms of the Dropbox Sublease Agreement, the Company paid a $0.1 million security deposit and is required to pay monthly rent and common area charges. The sublease was accounted for under Topic 842 and the Company recorded ROU asset and lease liability of $0.2 million and $0.2 million, respectively, in the accompanying consolidated financial statements.

On August 23, 2023, the Company entered into a lease agreement with The Cambridge Redevelopment Authority to lease approximately 4,020 square feet of office space in Cambridge, Massachusetts (the Cambridge Lease Agreement). The Cambridge Lease Agreement is for a period of three years commencing on September 15, 2023 and ending September 14, 2026. According to the terms of the Cambridge Lease Agreement, the Company paid a less than $0.1 million security deposit and is required to pay monthly rent and common area charges. The lease was accounted for under Topic 842 and the Company recorded ROU asset and lease liability of $0.7 million and $0.7 million, respectively, in the accompanying consolidated financial statements.

The following table summarizes total lease expense during the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Straight-line operating lease expense	$1,150	$1,297
Short-term lease expense	—	164
Variable lease expense	382	140
Total operating lease expense	$1,532	$1,601

The following table summarizes supplemental cash flow information during the year ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$1,162	$1,231
Supplemental noncash information on lease liability arising from obtaining a right-use-asset	—	896

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of December 31, 2024 (in thousands):

Years Ended December 31,
2025	$1,245
2026	263
Total future minimum lease payments	1,508
Less: Interest	(79)
Total lease liabilities at present value	1,429
Lease liabilities, current	1,172
Lease liabilities, non-current	$257

The following table summarizes lease term and discount rate as of December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Weighted-average remaining lease term (years)	1.27	2.25
Weighted-average discount rate	9.00%	9.00%

12. Commitments and Contingencies

Clinical Trial Collaboration and Supply Agreement with Novartis

On November 29, 2024, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the Novartis Pharma Agreement) with Novartis Pharma AG (Novartis). Pursuant to the Agreement, Novartis will provide the Company with ribociclib drug supply for the Company’s planned Phase 3 OPERA-02 trial of palazestrant in combination with ribociclib in ER+/HER2- frontline advanced or metastatic breast cancer (the "OPERA-02 trial").

Under the Agreement, the Company will supply (including manufacturing, packaging and labeling) palazestrant and letrozole for the OPERA-02 trial. Novartis will manufacture and supply (including primary packaging) the Company with a specified amount of ribociclib, which amount is expected to be sufficient for the OPERA-02 trial. The parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. Any inventions developed in the performance of the clinical studies for the combined therapies (other than those specific to each component study drug) are jointly owned by the parties. Except as otherwise specified below, the Novartis Pharma Agreement does not grant any right of first negotiation to participate in future clinical trials, and each party retains all rights and ability to evaluate their respective compounds in any studies or clinical trials, either as a monotherapy or in combination with any other product or compound, in any therapeutic area. The parties retain their independent rights to commercialize their respective therapies both alone and with third parties.

The Company granted Novartis a right of first negotiation with respect to (a) the grant to any person or entity any right, license or sublicense to exploit palazestrant, in any field or territory, other than to third party service providers, or (b) the sale or other transfer to any person or entity of palazestrant and any related assets (each referred to herein as an Olema Compound Transaction). If the Company desires to or does, at any time, (a) solicit or entertain any third party proposal or indication of interest with respect to an Olema Compound Transaction, or (b) negotiate (including in response to any proposal or indication of interest received by the Company), enter into or perform under, in each case, any written definitive agreement with a third party with respect to or that contemplates an Olema Compound Transaction, then the Company must provide written notice to Novartis regarding such Olema Compound Transaction, along with certain other specified information. Novartis will have 30 days after receipt of such notice to elect to enter into exclusive good faith negotiations with respect to such Olema Compound Transaction for a period of up to 120 days.

If the Company’s board of directors (or a duly authorized board committee) determines that the Company should pursue or explore a change of control of the Company or sale of all or substantially all of its assets (an Olema Change of Control), other than in response to an unsolicited bona fide acquisition proposal (a Proposed Sale), the Company must promptly notify Novartis of such determination. In the event Novartis elects to engage in negotiations with the Company in respect of such Proposed Sale, then from the date such notice is given until 45 days after the later of (a) the date on which the foregoing notice is given to Novartis, (b) the date on which Novartis is given notice that a data room has been populated as required by the Novartis Pharma Agreement, and (c) entry by the Company and Novartis into a customary nondisclosure agreement, Novartis will have the exclusive right (but no obligation) to conduct due diligence on the Company and its business and negotiate with the Company and its representatives the definitive terms and conditions of the Proposed Sale.

If the Company or its affiliates receive an unsolicited bona fide acquisition proposal from a third party, the Company must promptly notify its board of directors (or a duly authorized board committee) of the receipt thereof and request that they consider the merits of such acquisition proposal. If, after such consideration, the Company’s board of directors (or authorized committee) authorizes the Company to engage in negotiations with regard to such acquisition proposal, then the Company must notify Novartis in writing within 24 hours of receipt of such authorization. To the extent possible in light of any confidentiality obligations, such notice must include a summary of the key structural, non-financial terms of such acquisition proposal.

In the event of an Olema Compound Transaction or Olema Change of Control involving a third party other than Novartis (the first to occur, a Repayment Trigger Event), the Company must promptly pay, or procure the payment of, the Repayment Amount (as defined below) to Novartis. Notwithstanding the foregoing, if the Novartis Pharma Agreement is terminated as a result of certain patient safety issues, lack of product efficacy, regulatory issues or clinical hold issues prior to the consummation of the Olema Compound Transaction or Olema Change of Control, then the Company shall not be obligated to pay the Repayment Amount unless (a) the Olema Change of Control or Olema Compound Transaction occurs after such termination and (b) prior to the fifth anniversary of such Olema Change of Control or Olema Compound Transaction (as applicable), the Company or its affiliates (or the applicable acquirer, successor, licensee or optionholder of the Company or its affiliates) enrolls a subject in any clinical study involving the combination of palazestrant and ribociclib (the

Olema Combination) or submits any filing with any regulatory authority relating to the Olema Combination. The “Repayment Amount” is the proportion of approximately $275 million that is represented by the number of units of ribociclib actually supplied to the Company under the Supply Agreement as of immediately prior to the Repayment Trigger Event as compared to the total number of units that could be supplied under the Novartis Pharma Agreement.

The foregoing rights of first negotiation, first offer and notice and repayment obligations remain in effect until the first to occur of: (a) the date that is 120 days after filing of the New Drug Application for the Olema Combination, (b) one year after any expiration or termination of the Novartis Pharma Agreement, and (c) such time as the Novartis Pharma Agreement is terminated by the Company due to Novartis’ material breach. However, in the event the Novartis Pharma Agreement is terminated due to certain patient safety issues, lack of product efficacy, regulatory issues or clinical hold issues prior to the consummation of an Olema Change of Control or Olema Compound Transaction, then the Repayment Obligation shall survive until the fifth anniversary of such Olema Change of Control or Olema Compound Transaction (as applicable) or, if payment of the Repayment Amount is required, until the next business day after the Repayment Amount has been received by Novartis.

The Novartis Pharma Agreement will terminate on the fifth anniversary of the date on which the first dose of palazestrant is administered to the first study subject. Either party may terminate the Novartis Pharma Agreement for the uncured material breach or insolvency of the other party, for failure to comply with certain anti-corruption obligations, in the event of a change of control of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical studies for the combined therapies due to the existence of a material safety issue, if the parties jointly decide that the Olema Combination is not achieving sufficiently superior levels of efficacy, if any regulatory authority action prevents a party (or the Letrozole supplier) from supplying its product, in the event of an unresolved force majeure event, or in certain circumstances for an unresolved clinical hold with respect to ribociclib, palazestrant or letrozole (or the combination of ribociclib and palazestrant or ribociclib and letrozole). In addition, Novartis may terminate the Novartis Pharma Agreement if the Company has failed to commence the OPERA-02 trial on or prior to March 31, 2026 or if the Company consummates an Olema Compound Transaction, and the Company may terminate the Novartis Pharma Agreement if the Company terminates the OPERA-02 trial other than due to a material safety issue, efficacy issue, regulatory action or upon a clinical hold.

Loan Agreement

On September 5, 2023, the Company entered into the Original Loan Agreement by and between the Company and the Bank. The Original Loan Agreement provided for a four-year senior secured credit facility in an aggregate principal amount of up to $50.0 million (the Original Credit Facility), of which $25.0 million became available upon the closing of the 2023 Private Placement, and the remaining $25.0 million could have been made available upon approval of the Bank in its discretion. The Original Credit Facility was to mature on August 1, 2027 (the Original Maturity Date).

On June 28, 2024, the Company entered into a First Amendment to Loan and Security Agreement (the Amendment), by and between the Company and the Bank, which amends the terms of the Original Loan Agreement (the Original Loan Agreement, as amended, the "Loan Agreement"), in order to, among other things, (i) increase the aggregate principal amount of the Original Credit Facility from up to $50 million to up to $100 million, of which $25 million is currently available, an additional $25 million will become available upon the Company achieving certain milestones related to execution of a first line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50 million which may be made available upon approval of the Bank (the Original Credit Facility, as amended, the Credit Facility), and (ii) extend the Original Maturity Date to July 1, 2028. As of December 31, 2024, the Company had not drawn down from the Credit Facility.

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

Clinical Collaboration and Supply Agreement with Novartis

On July 22, 2020, the Company entered into a non-exclusive clinical collaboration and supply agreement with Novartis Institutes for BioMedical Research, Inc. ("Novartis"). On January 13, 2022, the Company entered into an amended and restated clinical collaboration and supply agreement with Novartis, and on October 9, 2023, the Company and Novartis entered into the amendment no. 1 (the "Novartis Amendment") to the amended and restated clinical collaboration and supply agreement (as amended, the Novartis Agreement). The collaboration is focused on the evaluation of the safety, tolerability and efficacy of palazestrant in combination with Novartis’ proprietary CDK4/6 inhibitor Kisqali® (ribociclib) and/or Novartis’ proprietary phosphatidylinositol 3-kinase ("PI3Ka") Inhibitor Piqray® (alpelisib) (collectively the "Novartis Study Drugs") as part of the Company’s Phase 1b/2 clinical study of palazestrant in patients with metastatic estrogen receptor-positive breast cancer. The Novartis Amendment, among other things, expanded the Company's clinical collaboration with Novartis, increasing the size of the ongoing Phase 1/2 clinical study testing palazestrant in combination with ribociclib to approximately 60 patients. The Company will be responsible for the conduct of the clinical trials for the combined therapies in accordance with a mutually agreed development plan. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

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

Costs associated with research activities performed under the agreement are included in research and development expenses in the accompanying consolidated financial statements, with any reimbursable costs from Novartis reflected as a reduction of such expenses. For the years ended December 31, 2024 and 2023, costs reimbursable from Novartis were zero and $2.0 million, respectively. As of December 31, 2023, the receivable due from Novartis was $1.5 million, which is recorded under prepaid expenses and other current assets in the accompanying consolidated balance sheets. This balance was fully collected in cash during the year ended December 31, 2024.

Clinical Trial Agreement

In November 2020, the Company entered into a non-exclusive clinical trial agreement with Pfizer Inc. ("Pfizer") (the "Pfizer Agreement"), to evaluate the safety and tolerability of palazestrant in combination with Pfizer’s proprietary CDK4/6 inhibitor IBRANCE® (palbociclib) in patients with recurrent, locally advanced or metastatic ER+, HER2 breast cancer in a clinical trial. Under the terms of the non-exclusive agreement, the Company will be responsible for conducting the clinical trial for the combined therapies and Pfizer is responsible for supplying IBRANCE® to the Company at no cost to the Company. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective patent rights in the combination of IBRANCE® and palazestrant to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection to the Pfizer Agreement are included in the research and development expense in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2024, and 2023.

License Agreement

In June 2022, the Company entered into an exclusive global license agreement with Aurigene Discovery Technologies Limited ("Aurigene") to research, develop and commercialize novel small molecule inhibitors of an undisclosed oncology target (the "Aurigene Agreement”).

Under the terms of the Aurigene Agreement, Aurigene will provide to the Company an exclusive license to its portfolio of novel small molecule inhibitors of the target. Financial terms of the Aurigene Agreement include a $8.0 million upfront payment for rights to a pre-existing Aurigene program and potential future milestone payments of up to $60.0 million in clinical development and regulatory milestones, and up to $370.0 million in commercial milestones. Aurigene is also eligible to receive mid-single digits to the low double digits royalties as percentages of product sales, if any. During the research term, the Company will contribute funding to Aurigene to facilitate Aurigene’s ongoing discovery efforts. The Company and Aurigene will jointly direct further pre-clinical work and, if successful, the Company will lead clinical development as well as regulatory and commercial activities. The Company and Aurigene jointly own collaboration compounds and rights to any inventions made during the research term.

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

The $8.0 million upfront payment was incurred in June 2022. Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as research and development expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be accrued as a provision to cost of sales in the period when achievement of respective milestone target is probable. The $5.0 million milestone payment related to initiation of the first IND-enabling safety study was incurred and recorded as research and development expenses in 2024. There was no other milestone met for the year ended December 31, 2024.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of December 31, 2024, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 31, 2024 and 2023, the Company had not incurred any material costs as a result of such indemnifications.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Operating and Financial Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024 based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our written code of business conduct and ethics (the Code of Conduct) applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer or controller. The Code of Conduct is available on our corporate website at https://www.olema.com/ in the Investors & Media section under “Corporate Governance.” If we make any substantive amendments to our Code of Conduct or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our Code of Conduct, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8‑K. Information contained in, or that can be accessed through, our website is not incorporated by reference herein, and you should not consider information on our website to be part of this Annual Report.

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
3.
Exhibits. The following is a list of exhibits filed with this Annual Report or incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1	Sales Agreement by and between Registrant and TD Securities (USA) LLC, dated January 6, 2025.	S-3	333-28414 6	1.2	1/6/2025

3.1	Amended and Restated Certificate of Incorporation.	8‑K	001‑39712	3.1	11/23/2020

3.2	Amended and Restated Certificate of Bylaws.	8‑K	001‑39712	3.1	12/16/2022

4.1	Form of Common Stock Certificate.	S‑1	333‑249748	4.1	10/30/2020

4.2	Description of Capital Stock.	10-K	001‑39712	4.3	3/17/2021

4.3	Form of Pre-Funded and Exchange Warrant	8-K	001-39712	4.1	12/2/2024

4.4	Form of Exchange Warrant	8-K	001-39712	4.1	1/10/2025

10.1#	Olema Pharmaceuticals, Inc. 2014 Stock Plan, as amended.	S‑1	333‑249748	10.1	10/30/2020

10.2#	Forms of Stock Option Grant Notice, Stock Option Agreement, Early Exercise Stock Purchase Agreement and Notice of Exercise and Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Olema Pharmaceuticals, Inc. 2014 Stock Plan.	S‑1	333‑249748	10.2	10/30/2020

10.3#	Olema Pharmaceuticals, Inc. 2020 Equity Incentive Plan.	S‑1/A	333‑249748	10.3	11/16/2020

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.4#	Forms of Stock Option Grant Notice and Stock Option Agreement under the Olema Pharmaceuticals, Inc. 2020 Equity Incentive Plan.	S‑1	333‑249748	10.4	10/30/2020

10.5#	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Olema Pharmaceuticals, Inc. 2020 Equity Incentive Plan.	S‑1	333‑249748	10.5	10/30/2020

10.6#	Olema Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan.	S‑1/A	333‑249748	10.6	11/16/2020

10.7#	Olema Pharmaceuticals, Inc. 2020 Non-Employee Director Compensation Policy.	S‑1/A	333‑249748	10.7	11/16/2020

10.8#	Form of Indemnification Agreement by and between the Registrant and its directors and executive officers.	S‑1	333‑249748	10.8	10/30/2020

10.9#	Amended and Restated Offer Letter by and between the Registrant and Sean Bohen, dated November 13, 2020.	S‑1/A	333‑249748	10.9	11/16/2020

10.10#	Amended and Restated Offer Letter by and between the Registrant and Shane Kovacs, dated November 13, 2020.	S‑1/A	333‑249748	10.12	11/16/2020

10.11#	Amended and Restated Offer Letter by and between the Registrant and David Myles, dated November 13, 2020.	S‑1/A	333‑249748	10.14	11/16/2020

10.12¥	Amended and Restated Clinical Collaboration and Supply Agreement by and between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated January 13, 2022.	10-Q	001-39712	10.1	5/9/2023

10.13	Amendment No. 1 to Amended and Restated Clinical Collaboration and Supply Agreement by and between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated October 9, 2023.	8-K	001-39712	10.1	10/10/2023

10.14#	Olema Pharmaceuticals, Inc. 2022 Inducement Plan, as amended December 5, 2024.					X

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15#	Form of Stock Option Agreement and Option Grant Notice under the Inducement Plan.	10-K	001-39712	10.18	2/28/2022

10.16#	Offer Letter by and between the Registrant and Naseem Zojwalla, dated December 15, 2021.	10-K	001-39712	10.19	2/28/2022

10.17¥	Drug Discovery Collaboration and License Agreement by and between the Registrant and Aurigene Discovery Technologies Limited, dated June 7, 2022.	10-Q	001-39712	10.1	8/9/2022

10.18#	Offer Letter by and between the Registrant and Shawnte Mitchell, dated January 27, 2025					X

10.19	Stock Purchase Agreement by and among the Registrant and the Purchasers named therein, dated September 5, 2023.	8-K	001-39712	10.1	9/5/2023

10.20	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, dated September 5, 2023.	8-K	001-39712	10.2	9/5/2023

10.21	Amendment No. 2 to Amended and Restated Clinical Collaboration and Supply Agreement by and between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated March 22, 2024.	10-Q	001-39712	10.1	5/8/2024

10.22	First Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, dated June 28, 2024.	10-Q	001-39712	10.1	8/6/2024

10.23#	Olema Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39712	10.2	8/6/2024

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.24	Form of Securities Purchase Agreement by and among the Registrant and the Purchasers named therein, dated November 29, 2024.	8-K	001-39712	10.1	12/2/2024

10.25¥	Clinical Trial Collaboration and Supply Agreement by and between the Registrant and Novartis Pharma AG, dated November 29, 2024.					X

10.26¥	Amendment Number No. 1 to the Drug Discovery Collaboration and License Agreement by and between the Registrant and Aurigene Oncology Limited, dated May 2, 2024					X

10.27¥	Amendment Number No. 2 to the Drug Discovery Collaboration and License Agreement by and between the Registrant and Aurigene Oncology Limited, dated November 15, 2024					X

19.1	Olema Pharmaceuticals, Inc. Insider Trading Policy					X

21.1	Subsidiaries of the Registrant.	10-K	001-39712	21.1	3/11/2024

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10‑K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Incentive Compensation Recoupment Policy.	10-K	001-39712	97.1	3/11/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101					X

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

Olema Pharmaceuticals, Inc.

Date: March 18, 2025	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Olema Pharmaceuticals, Inc.

Date: March 18, 2025	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Operating and Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sean Bohen, M.D., Ph.D., Shane Kovacs and Shawnte Mitchell, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sean Bohen, M.D., Ph.D.	President, Chief Executive Officer and Director	March 18, 2025
Sean Bohen, M.D., Ph.D.	(Principal Executive Officer)

/s/ Shane Kovacs	Chief Operating and Financial Officer	March 18, 2025
Shane Kovacs	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ian Clark	Director	March 18, 2025
Ian Clark

/s/ Cynthia Butitta	Director	March 18, 2025
Cynthia Butitta

/s/ Cyrus L. Harmon	Director	March 18, 2025
Cyrus L. Harmon

/s/ Sandra J. Horning, M.D.	Director	March 18, 2025
Sandra J. Horning, M.D.

/s/ Gorjan Hrustanovic, Ph.D.	Director	March 18, 2025
Gorjan Hrustanovic, Ph.D.

/s/ Yi Larson	Director	March 18, 2025
Yi Larson

/s/ Andrew Rappaport	Director	March 18, 2025
Andrew Rappaport

/s/ Graham Walmsley, M.D., Ph.D.	Director	March 18, 2025
Graham Walmsley, M.D., Ph.D.

/s/ Scott Garland	Director	March 18, 2025
Scott Garland