Form 10-Q
period 2025-03-31
Olema Pharmaceuticals, Inc.
filed 2025-05-13
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, the number of outstanding shares of the Registrant’s common stock was 68,421,277.

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$50,640	$139,480
Marketable securities	342,067	294,606
Prepaid expenses and other current assets	3,956	4,387
Total current assets	396,663	438,473
Operating lease right-of-use assets	1,055	1,314
Other assets and long-term deposits	11,921	11,192
Total assets	$409,639	$450,979

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$151	$4,460
Operating lease liabilities, current	1,025	1,172
Other current liabilities	24,888	36,126
Total current liabilities	26,064	41,758
Operating lease liabilities, net of current portion	123	257
Total liabilities	26,187	42,015
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 68,333,065 and 74,312,608 shares issued as of March 31, 2025 and December 31, 2024, respectively; 68,333,065 and 74,312,608 shares outstanding as of March 31, 2025 and December 31, 2024, respectively.	7	7
Additional paid-in capital	848,520	843,920
Accumulated other comprehensive income	420	143
Accumulated deficit	(465,495)	(435,106)
Total stockholders’ equity	383,452	408,964
Total liabilities and stockholders’ equity	$409,639	$450,979

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$30,624	$29,883
General and administrative	4,249	4,456
Total operating expenses	34,873	34,339
Loss from operations	(34,873)	(34,339)
Other income:
Interest income	4,524	3,352
Other (loss) income	(40)	17
Total other income	4,484	3,369
Net loss	$(30,389)	$(30,970)
Net loss per share, basic and diluted	$(0.36)	$(0.56)
Weighted average shares used to compute net loss per share, basic and diluted	85,426,223	55,574,324

	Three Months Ended March 31,
	2025	2024
Net loss	$(30,389)	$(30,970)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	277	(357)
Total comprehensive loss	$(30,112)	$(31,327)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except for share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2024	74,312,608	$7	$843,920	$143	(435,106)	$408,964
Exchange of common stock shares for pre-funded warrants	(6,070,000)	—	—	—	—	—
Stock-based compensation expense	—	—	4,195	—	—	4,195
Exercise of stock options	90,457	—	236	—	—	236
Employee stock purchase plan expense	—	—	183	—	—	183
Issuance costs for the shares issued under equity private placement	—	—	(14)	—	—	(14)
Net unrealized gain on marketable securities	—	—	—	277	—	277
Net loss	—	—	—	—	(30,389)	(30,389)
Balances at March 31, 2025	68,333,065	$7	$848,520	$420	(465,495)	$383,452

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	54,992,784	$4	$559,176	$347	(305,632)	$253,895
Issuance of shares under at-the-market offering, net of issuance costs of $166	546,326	—	7,901	—	—	7,901
Stock-based compensation expense	—	—	4,704	—	—	4,704
Exercise of stock options	288,402	—	940	—	—	940
Employee stock purchase plan expense	—	—	205	—	—	205
Vesting of restricted stock awards	40,351	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	(357)	—	(357)
Net loss	—	—	—	—	(30,970)	(30,970)
Balances at March 31, 2024	55,867,863	$4	$572,926	$(10)	(336,602)	$236,318

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(30,389)	$(30,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	128	88
Non-cash lease expense	287	288
Non-cash interest income on marketable securities	(2,101)	(2,355)
Stock-based compensation expense, including employee stock purchase plan expense	4,378	4,909
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	549	1,593
Other assets and long-term deposits	(965)	(1,343)
Accounts payable	(4,309)	4,958
Other current liabilities	(11,248)	(404)
Operating lease liabilities	(309)	(260)
Net cash used in operating activities	(43,979)	(23,496)
Cash flows from investing activities:
Purchase of equipment	—	(153)
Maturities of marketable securities	97,772	56,100
Purchases of marketable securities	(142,855)	(76,091)
Net cash used in investing activities	(45,083)	(20,144)
Cash flows from financing activities:
Issuance of shares under at-the-market offering, net of issuance costs of $166	—	7,901
Issuance costs for shares issued under private placement	(14)	—
Proceeds from exercise of stock options	236	920
Net cash provided by financing activities	222	8,821
Net decrease in cash and cash equivalents	(88,840)	(34,819)
Cash and cash equivalents at beginning of period	139,480	68,539
Cash and cash equivalents at end of period	$50,640	$33,720

Supplemental disclosure of non-cash financing activity
Exchange of common stock for pre-funded warrants	$29,379	$—

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

Liquidity

The Company had $392.7 million of cash, cash equivalents and marketable securities at March 31, 2025, in addition to an available balance of $25.0 million under the Loan and Security Agreement dated as of September 5, 2023 (the “Original Loan Agreement”), by and between the Company, as borrower, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”), as amended by the First Amendment to Loan and Security Agreement, dated June 28, 2024, by and between the Company and the Bank (the "Amendment," and the Original Loan Agreement as amended by the Amendment, the "Loan Agreement"). Refer to Note 10. Commitments and Contingencies for further details. Management believes that the Company’s cash, cash equivalents, marketable securities, and the amounts available under the Loan Agreement will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the filing date of these condensed consolidated financial statements.

At-The-Market Offering

On January 6, 2025, the Company entered into a sales agreement (the "2025 Sales Agreement") with TD Securities (USA) LLC, ("TD Cowen") as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the “2025 ATM Shares”). The 2025 Sales Agreement replaces the prior sales agreement entered into between the Company and Cowen and Company, LLC dated as of January 5, 2024 (the "2024 Sales Agreement"). During the year ended December 31, 2024, the Company issued 1,772,278 shares of its common stock under the 2024 Sales Agreement at a weighted average price of $13.19 for net proceeds of $22.8 million after deducting related issuance costs. The sales of the 2025 ATM Shares will be made by any method permitted that is deemed to be an "at-the-market" equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. The Company has agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any 2025 ATM Shares sold by TD Cowen. There were no sales under the 2025 Sales Agreement during the three months ended March 31, 2025. As of March 31, 2025, $150.0 million remained available for issuance under the 2025 Sales Agreement.

Private Placement

On November 29, 2024, the Company entered into a securities purchase agreement for a private placement of (i) 19,928,875 shares of our common stock at a price of $9.08 per share and (ii) pre-funded warrants to purchase up to an aggregate of 7,604,163 shares of our common stock at a price of $9.0799 per pre-funded warrant, which represents the per share purchase price of the common stock sold in the private placement less the $0.0001 per share exercise price for each pre-funded warrant to selected institutional and accredited investors (the 2024 Private Placement). The aggregate gross proceeds for the 2024 Private Placement were approximately $250.0 million. After deducting offering expenses related to the 2024 Private Placement of approximately $13.0 million, the net proceeds to us from the 2024 Private Placement were approximately $237.0 million.

Warrant Exchanges

On November 29, 2024 and January 10, 2025, the Company entered into exchange agreements with certain investors and issued to such investors pre-funded warrants to purchase up to 3,420,000 and 6,070,000 shares of the Company's common stock, respectively, in exchange for an equivalent number of shares of the Company's common stock previously outstanding and held by such investors. The pre-funded warrants were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act. Refer to Note 11. Pre-Funded Warrants for further details.

Impact of Geopolitical and Macroeconomic Events

Global economic and business activities continue to face widespread uncertainty related to the geopolitical and macroeconomic environment, generally, including economic uncertainty, market volatility, labor shortages, recent and changing tariff policy announcements, tariffs, trade tensions and retaliatory measures by other countries, supply chain disruptions, the ongoing conflicts between Ukraine and Russia and in the Middle East, as well as any related political or economic responses and counter-responses or otherwise by various global actors, inflationary pressures, monetary supply shifts, increased recession risk, and related financial instability. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Any continued or renewed disruption resulting from these factors could negatively impact the Company’s business. The Company continues to monitor the impact of these geopolitical and macroeconomic factors on its results of operations, financial condition and cash flows.

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

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of March 31, 2025, and the statements of operations and comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three-month period are also unaudited. The results of operations presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10‑K as filed with the SEC on March 18, 2025 (the “Annual Report”).

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or fewer at the date of purchase. Cash deposits are all in reputable financial institutions in the United States as of March 31, 2025, and December 31, 2024. Cash and cash equivalents consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U.S. dollars and Australian dollars and investments in interest bearing money market funds.

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

The Company elected to not apply the recognition requirements of Topic 842 to short-term leases with terms of 12 months or less. Refer to Note 9. Lease for further details.

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

Stock-Based Compensation

Stock-based compensation cost, including grants of stock options and restricted stock awards issued under the Company’s equity incentive plans and the Company's 2020 Employee Stock Purchase Plan (the "ESPP"), is measured at the grant date based on the estimated fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation cost for performance-based restricted stock unit awards issued under the Company’s equity incentive plan is measured at the grant date based on the estimated fair value of the award, which is based on the closing stock price on the grant date, and is recognized as an expense when the Company determines that it is probable that the performance goals will be achieved, which the Company assess on a quarterly basis. The Company recognizes stock compensation in accordance with Accounting Standards Codification 718, Compensation — Stock Compensation (“ASC 718”). The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model. The Company estimates volatility using stock prices of peer companies and its historical data, risk-free rates using the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term, and dividend yield using the Company’s expectations and historical data. The Company uses the simplified method to calculate the expected term of employee stock option grants. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option. For awards with graded vesting, in which specified tranches of the options vest on different dates, the Company uses a single weighted average expected life to value the entire award, which is equal to the average of the weighted average vesting period of the award and the contractual term of the award. Equity instruments issued to nonemployees are recorded at their fair value on the grant date and without subsequent remeasurement. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest, including awards with graded vesting. As part of the requirements of ASC 718, the Company has elected to account for forfeitures of stock option grants as they occur.

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

Pre-funded Warrants

The Company issued pre-funded warrants in connection with an equity private placement in 2024 and exchange agreements in November 2024 and January 2025. The Company accounts for the pre-funded warrants as a freestanding equity-linked financial instrument that met the criteria for equity classification pursuant to Accounting Standards Codification 480, Distinguishing Liabilities from Equity ("ASC 480"), and ASC 815, Derivatives and Hedging ("ASC 815"). Accordingly, the Company recorded the pre-funded warrants as a component of stockholders' equity within additional paid-in capital. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value. Exercise of the pre-funded warrants is virtually assured because the underlying common shares will be issued for nominal cash consideration, or at an exercise price of $0.0001 per share. All necessary conditions for issuance of the underlying common shares were met when the pre-funded warrants were issued, and as such, related pre-funded warrants shares were included in the denominator for both the basic and diluted earnings per share calculations. Refer to Note 11. Pre-Funded Warrants for further details.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss per common share by the weighted average number of common shares outstanding for the period, including the pre-funded warrants shares. Diluted net loss per common share is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities, and by dividing the diluted net loss by the weighted average number of common shares outstanding for the period, including the pre-funded warrants shares and potential dilutive common shares. For purpose of this calculation, outstanding stock options, including unvested early exercised options, unvested restricted stock awards, unvested performance-based restricted stock unit awards and contingently issuable common stock related to the ESPP are considered potential dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Segment Reporting

The Company's chief operating decision maker (“CODM”), the Chief Executive Officer, manages its business activities as a single operating and reportable segment at the consolidated level. Accordingly, the Company's CODM uses consolidated net loss to measure segment loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss is interest income, which is reflected in the condensed consolidated statements of operations and comprehensive loss.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued a new income tax-related accounting guidance in Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2023-09 on our consolidated financial statements and related disclosures.

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

	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$5,167	$—	$—	$5,167
Money market funds	34,664	—	—	34,664
Commercial paper	—	103,263	—	103,263
Corporate bonds	—	64,420	—	64,420
U.S. government treasury bills	173,690	—	—	173,690
Government-sponsored enterprise securities	—	11,665	—	11,665
Total	$213,521	$179,348	$—	$392,869

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$6,489	$—	$—	$6,489
Money market funds	118,955	—	—	118,955
Commercial paper	—	109,432	—	109,432
Corporate bonds	—	43,409		43,409
U.S. government treasury bills	144,741	—	—	144,741
Government-sponsored enterprise securities	—	11,714	—	11,714
Total	$270,185	$164,555	$—	$434,740

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$50,802	$—	$—	$50,802
Short-term marketable securities (<12 months to maturity)	256,064	176	(2)	256,238
Long-term marketable securities (>12 months to maturity)	85,583	246	—	85,829
Total	$392,449	$422	$(2)	$392,869

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$142,706	$4	$—	$142,710
Short-term marketable securities (<12 months to maturity)	219,062	185	(57)	219,190
Long-term marketable securities (>12 months to maturity)	72,829	53	(42)	72,840
Total	$434,597	$242	$(99)	$434,740

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

There were no marketable securities that had been in a consecutive loss position for more than 12 months as of March 31, 2025. During the three months ended March 31, 2025, the Company did not recognize any other-than-temporary impairment loss. As of March 31, 2025, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

As of March 31, 2025, all of the Company’s cash and cash equivalents consisted of cash on deposit with U.S. banks denominated in U. S. dollars and Australian dollars.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Interest receivable	1,920	2,120
Prepaid subscriptions and licenses	792	728
Prepaid insurance	740	1,033
Prepaid clinical development costs	228	140
Other	276	366
Total	$3,956	$4,387

5.
Other Assets and Long-Term Deposits

Other assets and long-term deposits consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Clinical development project deposits	$10,030	$9,263
System implementation costs	739	683
Property and equipment, net	653	746
Office lease deposits	485	485
Other	14	15
Total	$11,921	$11,192

6.
Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued research and development related costs	$20,749	$22,768
Accrued professional fees	1,785	7,545
Accrued employee bonuses	1,625	5,661
Accrued payroll related costs	729	111
Accrued taxes	—	41
Total	$24,888	$36,126

7.
Stock-Based Compensation

In 2014, the Company’s Board of Directors (the “Board”) and stockholders approved and adopted the Company’s 2014 Stock Plan (the “2014 Plan”). The 2014 Plan permitted the grant of options and restricted stock awards (including restricted stock purchase rights and restricted stock bonus awards). The 2014 Plan was terminated on the date the Company’s 2020 Equity Incentive Plan (the “2020 Plan”), which is described below, became effective, and since that date, no additional awards have been or will be made pursuant to the 2014 Plan. However, any outstanding awards granted under the 2014 Plan remains outstanding, subject to the terms of the 2014 Plan award agreements, until such outstanding options are exercised or until any awards terminate or expire by their terms.

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

In 2022, the Board approved and adopted the Company’s 2022 Inducement Plan (the “2022 Inducement Plan”). Under the 2022 Inducement Plan, initially 2,000,000 shares of common stock were reserved for issuance. In December 2024, the Compensation Committee of the Board approved an increase of an additional 3,000,000 shares of common stock reserved for issuance under the 2022 Inducement Plan, which increase was made effective as of January 1, 2025. The 2022 Inducement Plan permits the grant of options, restricted stock awards, stock appreciation rights, restricted stock unit awards, performance awards, and other awards.

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	March 31,	March 31,
	2025	2024
Risk-free interest rate	4.12%	3.82%
Expected term (in years)	6.08	6.08
Expected volatility	78.15%	85.36%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	11,353,057	$10.28	6.37	$7,519
Granted	3,486,660	4.51	—	—
Exercised	(90,457)	2.61	—	—
Forfeited	(113,112)	10.89	—	—
Outstanding as of March 31, 2025	14,636,148	$8.95	7.81	$1,320

Options vested and exercisable as of March 31, 2025	7,262,071	$9.94	6.50	$1,183
Options expected to vest as of March 31, 2025	7,374,077	$7.97	9.10	$137

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

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.2 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the ESPP and the 2022 Inducement Plan was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$3,301	$3,412
General and administrative	1,077	1,497
Total	$4,378	$4,909

8.
Net Loss Per Common Share

Net Loss Per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(30,389)	$(30,970)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted *	85,426,223	55,574,324
Net loss per share, basic and diluted	$(0.36)	$(0.56)

* Reflects the weighted average effect of the pre-funded warrants on the calculation of basic and diluted net loss per share.

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	14,636,148	10,786,902
Unvested performance-based restricted stock unit awards	—	403,000
Unvested restricted stock awards	—	40,352
Employee stock purchase plan contingently issuable	226,160	90,166
	14,862,308	11,320,420

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

The following table summarizes total lease expense during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Straight-line operating lease expense	$288	$288
Variable lease expense	93	89
Total operating lease expense	$381	$377

The following table summarizes supplemental cash flow information during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$309	$260

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of March 31, 2025 (in thousands):

Years Ending
2025 (from April 2025)	$936
2026	263
Total future minimum lease payments	1,199
Less: Interest	(51)
Total lease liabilities at present value	1,148
Lease liabilities, current	1,025
Lease liabilities, non-current	$123

The following table summarizes lease term and discount rate as of March 31, 2025:

	Three Months Ended March 31,
	2025	2024
Weighted-average remaining lease term (years)	1.04	2.00
Weighted-average discount rate	9.00%	9.00%

10.
Commitments and Contingencies

Clinical Trial Collaboration and Supply Agreement with Novartis

On November 29, 2024, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the "Novartis Pharma Agreement") with Novartis Pharma AG (collectively, with affiliated entities, "Novartis"). Pursuant to the Agreement, Novartis will provide the Company with ribociclib drug supply for the Company’s planned Phase 3 OPERA-02 trial of palazestrant in combination with ribociclib in ER+/HER2- frontline advanced or metastatic breast cancer (the "OPERA-02 trial").

Under the Novartis Pharma Agreement, the Company will supply (including manufacturing, packaging and labeling) palazestrant and letrozole for the OPERA-02 trial. Novartis will manufacture and supply (including primary packaging) the Company with a specified amount of ribociclib, which amount is expected to be sufficient for the OPERA-02 trial. The parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. Any inventions developed in the performance of the clinical studies for the combined therapies (other than those specific to each component study drug) are jointly owned by the parties. Except as otherwise specified below, the Novartis Pharma Agreement does not grant any right of first negotiation to participate in future clinical trials, and each party retains all rights and ability to evaluate their respective compounds in any studies or clinical trials, either as a monotherapy or in combination with any other product or compound, in any therapeutic area. The parties retain their independent rights to commercialize their respective therapies both alone and with third parties.

The Company granted Novartis a right of first negotiation with respect to (a) the grant to any person or entity any right, license or sublicense to exploit palazestrant, in any field or territory, other than to third party service providers, or (b) the sale or other transfer to any person or entity of palazestrant and any related assets (each referred to herein as an "Olema Compound Transaction"). If the Company desires to or does, at any time, (a) solicit or entertain any third party proposal or indication of interest with respect to an Olema Compound Transaction, or (b) negotiate (including in response to any proposal or indication of interest received by the Company), enter into or perform under, in each case, any written definitive agreement with a third party with respect to or that contemplates an Olema Compound Transaction, then the Company must provide written notice to Novartis regarding such Olema Compound Transaction, along with certain other specified information. Novartis will have 30 days after receipt of such notice to elect to enter into exclusive good faith negotiations with respect to such Olema Compound Transaction for a period of up to 120 days.

If the Company’s board of directors (or a duly authorized board committee) determines that the Company should pursue or explore a change of control of the Company or sale of all or substantially all of its assets (an "Olema Change of Control"), other than in response to an unsolicited bona fide acquisition proposal (a "Proposed Sale"), the Company must promptly notify Novartis of such determination. In the event Novartis elects to engage in negotiations with the Company in respect of such Proposed Sale, then from the date such notice is given until 45 days after the later of (a) the date on which the foregoing notice is given to Novartis, (b) the date on which Novartis is given notice that a data room has been populated as required by the Novartis Pharma Agreement, and (c) entry by the Company and Novartis into a customary nondisclosure agreement, Novartis will have the exclusive right (but no obligation) to conduct due diligence on the Company and its business and negotiate with the Company and its representatives the definitive terms and conditions of the Proposed Sale.

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

In the event of an Olema Compound Transaction or Olema Change of Control involving a third party other than Novartis (the first to occur, a "Repayment Trigger Event"), the Company must promptly pay, or procure the payment of, the Repayment Amount (as defined below) to Novartis. Notwithstanding the foregoing, if the Novartis Pharma Agreement is terminated as a result of certain patient safety issues, lack of product efficacy, regulatory issues or clinical hold issues prior to the consummation of the Olema Compound Transaction or Olema Change of Control, then the Company shall not be obligated to pay the Repayment Amount unless (a) the Olema Change of Control or Olema Compound Transaction occurs after such termination and (b) prior to the fifth anniversary of such Olema Change of Control or Olema Compound Transaction (as applicable), the Company or its affiliates (or the applicable acquirer, successor, licensee or optionholder of the Company or its affiliates) enrolls a subject in any clinical study involving the combination of palazestrant and ribociclib (the "Olema Combination") or submits any filing with any regulatory authority relating to the Olema Combination. The “Repayment Amount” is the proportion of approximately $275 million that is represented by the number of units of ribociclib actually supplied to the Company under the Supply Agreement as of immediately prior to the Repayment Trigger Event as compared to the total number of units that could be supplied under the Novartis Pharma Agreement.

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

The Novartis Pharma Agreement will terminate on the fifth anniversary of the date on which the first dose of palazestrant is administered to the first study subject. Either party may terminate the Novartis Pharma Agreement for the uncured material breach or insolvency of the other party, for failure to comply with certain anti-corruption obligations, in the event of a change of control of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical studies for the combined therapies due to the existence of a material safety issue, if the parties jointly decide that the Olema Combination is not achieving sufficiently superior levels of efficacy, if any regulatory authority action prevents a party (or the Letrozole supplier) from supplying its product, in the event of an unresolved force majeure event, or in certain circumstances for an unresolved clinical hold with respect to ribociclib, palazestrant or letrozole (or the combination of ribociclib and palazestrant or ribociclib and letrozole). In addition, Novartis may terminate the Novartis Pharma Agreement if the Company has failed to commence the OPERA-02 trial on or prior to

March 31, 2026 or if the Company consummates an Olema Compound Transaction, and the Company may terminate the Novartis Pharma Agreement if the Company terminates the OPERA-02 trial other than due to a material safety issue, efficacy issue, regulatory action or upon a clinical hold. Costs incurred in connection to the Novartis Pharma Agreement are included in the research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

Loan Agreement

On September 5, 2023, the Company entered into the Original Loan Agreement by and between the Company and the Bank. The Original Loan Agreement provided for a four-year senior secured credit facility in an aggregate principal amount of up to $50.0 million (the "Original Credit Facility"), of which $25.0 million became available upon the closing of a private placement of our common stock to selected institutional and accredited investors pursuant to a securities purchase agreement in September 2023, and the remaining $25.0 million could have been made available upon approval of the Bank in its discretion. The Original Credit Facility was to mature on August 1, 2027 (the "Original Maturity Date").

On June 28, 2024, the Company entered into a First Amendment to Loan and Security Agreement (the "Amendment"), by and between the Company and the Bank, which amends the terms of the Original Loan Agreement (the Original Loan Agreement, as amended, the "Loan Agreement"), in order to, among other things, (i) increase the aggregate principal amount of the Original Credit Facility from up to $50 million to up to $100 million, of which $25 million is currently available, an additional $25 million will become available upon the Company achieving certain milestones related to execution of a first line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50 million which may be made available upon approval of the Bank (the Original Credit Facility, as amended, the "Credit Facility"), and (ii) extend the Original Maturity Date to July 1, 2028. As of March 31, 2025, the Company had not drawn down from the Credit Facility.

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

Clinical Collaboration and Supply Agreement

On July 22, 2020, the Company entered into a non-exclusive clinical collaboration and supply agreement with Novartis Institutes for BioMedical Research, Inc. On January 13, 2022, the Company entered into an amended and restated clinical collaboration and supply agreement with Novartis, and on October 9, 2023, the Company and Novartis entered into the amendment no. 1 (the "Novartis Amendment") to the amended and restated clinical collaboration and supply agreement (as amended, the "Novartis Agreement"). The collaboration is focused on the evaluation of the safety, tolerability and efficacy of palazestrant in combination with Novartis’ proprietary CDK4/6 inhibitor Kisqali® (ribociclib) and/or Novartis’ proprietary phosphatidylinositol 3-kinase ("PI3Ka") Inhibitor Piqray® (alpelisib) (collectively the "Novartis Study Drugs") as part of the Company’s Phase 1b/2 clinical study of palazestrant in patients with metastatic estrogen receptor-positive breast cancer. The Novartis Amendment, among other things, expanded the Company's clinical collaboration with Novartis, increasing the size of the ongoing Phase 1/2 clinical study testing palazestrant in combination with ribociclib to approximately 60 patients. The Company will be responsible for the conduct of the clinical trials for the combined therapies in accordance with a mutually agreed development plan. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

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

Costs associated with research activities performed under the agreement are included in research and development expenses in the accompanying condensed consolidated financial statements, with any reimbursable costs from Novartis reflected as a reduction of such expenses. The Company had previously incurred the full agreed-upon reimbursement amount.

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection to the Pfizer Agreement are included in the research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025, and 2024.

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

The $8.0 million upfront payment was incurred in June 2022. Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as research and development expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be accrued as a provision to cost of sales in the period when achievement of respective milestone target is probable. The $5.0 million milestone payment related to initiation of the first IND-enabling safety study was incurred and recorded as research and development expenses in the accompanying condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024. There was no milestone met during the three months ended March 31, 2025. In April 2025, a milestone for $10.0 million payment related to dosing of the fifth patient in the first Phase 1 trial was met.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of March 31, 2025, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 31, 2025, the Company had not incurred any material costs as a result of such indemnifications.

11.
Pre-Funded Warrants

The Company accounts for the pre-funded warrants as a freestanding equity-linked financial instrument that met the criteria for equity classification pursuant to ASC 480 and ASC 815. Accordingly, the Company recorded the pre-funded warrants as a component of stockholders' equity within additional paid-in capital. The following table summarizes the pre-funded warrants issued as of March 31, 2025:

Issued Year	Expiration Date	Exercise Price	Number of Warrants Outstanding
2024 (Private Placement)	None	$0.0001	7,604,163
2024 (Warrant Exchange Agreement)	None	0.0001	3,420,000
2025 (Warrant Exchange Agreement)	None	0.0001	6,070,000
			17,094,163

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10‑Q and the audited financial statements and related notes that are included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 18, 2025, or our Annual Report on Form 10‑K.

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

Our lead product candidate, palazestrant (OP-1250), is a novel, orally-available small molecule with dual activity as both a complete estrogen receptor (ER) antagonist (CERAN) and selective ER degrader (SERD), currently being investigated in patients with recurrent, locally advanced or metastatic ER positive (ER+), human epidermal growth factor receptor 2 negative (HER2-) breast cancer. In non-clinical models, palazestrant binds and completely blocks ER-driven transcriptional activity in both wild-type and mutant forms of metastatic ER+ breast cancer. In clinical studies across more than 400 patients, palazestrant has demonstrated strong anti-tumor activity, attractive pharmacokinetics and prolonged drug exposure, favorable tolerability, and combinability with CDK4/6 inhibitors with no significant drug-drug interaction. Based on the clinical results we have achieved to date, we are advancing palazestrant through late-stage clinical development both as a monotherapy and in combination with other targeted agents.

Our pivotal Phase 3 clinical trial of palazestrant as a monotherapy in second/third-line ER+/HER2- metastatic breast cancer, OPERA-01, is ongoing, and we anticipate top-line results in 2026.

In combination, we are investigating palazestrant in multiple Phase 1/2 studies with CDK4/6 inhibitors (palbociclib or ribociclib), a phosphatidylinositol-3-kinase alpha (PI3Ka) inhibitor (alpelisib), and with an mTOR inhibitor (everolimus). In March 2024, we increased the size of the ongoing Phase 1/2 clinical study of palazestrant in combination with ribociclib by an additional 15 patients to explore 90 mg of palazestrant in combination with 600 mg of ribociclib. We also initiated our Phase 1b/2 clinical study of palazestrant in combination with everolimus in the third quarter of 2024. Further, in October 2024, we presented new non-clinical data at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics (ENA) showing that the combination of palazestrant with both everolimus and capivasertib may be synergistic and have the potential to result in significant tumor regression.

We also presented updated results from the ongoing Phase 1b/2 clinical trial of palazestrant in combination with ribociclib in patients with ER+/HER2- advanced or metastatic breast cancer at the San Antonio Breast Cancer Symposium in December 2024. In March 2025, we disclosed updated median progression-free survival (mPFS) from this study at the TD Cowen 45th Annual Health Care Conference. As of a data cutoff date of February 18, 2025, the mPFS was 13.8 months in 56 patients treated with 120 mg of palazestrant and 600 mg of ribociclib daily. 40 of the 56 patients had received prior treatment of a CDK4/6i plus an ET; the mPFS in this population was 13.1 months. We believe these data further support our thesis that palazestrant possesses key characteristics to make it a potential backbone endocrine therapy of preference for ER+/HER2- breast cancer, while also providing the potential basis for a new pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib in front-line ER+/HER2- metastatic breast cancer, called OPERA-02. The execution of OPERA-02 will be supported by our new clinical trial collaboration and supply agreement with Novartis Pharma AG (collectively, with affiliated entities, Novartis), which was announced in November 2024 (Novartis Pharma Agreement). Under the terms of the Novartis Pharma Agreement, Novartis will provide Olema with ribociclib drug supply for OPERA-02, which we expect to initiate in 2025.

Our second product candidate in clinical development, called OP-3136, is a novel, orally-available small molecule that potently and selectively inhibits KAT6, an epigenetic target that is dysregulated in breast and other cancers. In October 2024, we presented new preclinical data at ENA demonstrating OP-3136's robust anti-tumor activity as a single agent, as well as potential synergy and enhanced anti-tumor activity in combination with palazestrant. The IND application for OP-3136 was cleared by the U.S. Food and Drug Administration (FDA) in late 2024 and the Phase 1 clinical trial is now enrolling patients. In April 2025, we presented new preclinical data at the AACR Annual Meeting demonstrating the anti-tumor activity of OP-3136 in prostate, ovarian, and non-small cell lung cancer models.

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

We have incurred significant operating losses since the commencement of our operations. Our net losses were $30.4 million and $31.0 million for the three months ended March 31, 2025 and 2024, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, make potential milestone payments to our licensors, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of March 31, 2025, we had an accumulated deficit of $465.5 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

•
continue our ongoing and planned research and development of our lead product candidate, palazestrant, for the treatment of ER+/HER2- breast cancer;
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

Global economic and business activities continue to face widespread uncertainty due to the geopolitical and macroeconomic environment, generally, including economic uncertainty, market volatility, labor shortages, recent and changing tariff policy announcements, tariffs, trade tensions and retaliatory measures by other countries, supply chain disruptions, the ongoing conflicts between Ukraine and Russia and in the Middle East, as well as any related political or economic responses and counter-responses or otherwise by various global actors, inflationary pressures, monetary supply shifts, increased recession risk, and related financial instability. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Any continued or renewed disruption resulting from these factors could negatively impact our business. We continue to monitor the impact of these geopolitical and macroeconomic factors on our results of operations, financial condition and cash flows.

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

Results of operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change
	(in thousands)
Operating expenses:
Research and development	$30,624	$29,883	$741
General and administrative	4,249	4,456	(207)
Total operating expenses	34,873	34,339	534
Loss from operations	(34,873)	(34,339)	(534)
Other income:
Interest income	4,524	3,352	1,172
Other income	(40)	17	(57)
Total other income	4,484	3,369	1,115
Net loss	$(30,389)	$(30,970)	$581

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change
	(in thousands)
CROs, CMOs and other clinical development related third-party vendor expenses	$12,748	$10,722	$2,026
Compensation and related benefits	8,409	5,768	2,641
Other research and development expenses	6,166	4,981	1,185
Stock-based compensation	3,301	3,412	(111)
Milestone payment owed to Aurigene	—	5,000	(5,000)
Total research and development expenses	$30,624	$29,883	$741

Research and development expenses for the three months ended March 31, 2025 were $30.6 million, compared to $29.9 million for the three months ended March 31, 2024. The increase of $0.7 million was primarily due to (i) increased spending on clinical operations and development-related activities as we continue to advance palazestrant through late-stage clinical trials, (ii) clinical operations and development activities associated with the advancement of OP-3136, and (iii) increased personnel-related costs, partially offset by one-time $5 million milestone payment incurred to Aurigene and a decrease in non-cash stock-based compensation expense of $0.1 million.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2025 were $4.2 million compared to $4.5 million for the three months ended March 31, 2024. The decrease of $0.2 million was primarily due to a decrease in non-cash stock-based compensation expense of $0.4 million, offset by increased spending on corporate-related costs.

Other income

Other income for the three months ended March 31, 2025 was $4.5 million, compared to $3.4 million for the three months ended March 31, 2024. The increase of $1.2 million was primarily due to an increase in interest income from our marketable securities.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $30.4 million and $31.0 million for the three months ended March 31, 2025 and 2024, respectively. Through March 31, 2025, we had received aggregate gross proceeds of $789.2 million from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, and sale of stock through the Company’s 2020 Employee Stock Purchase Plan, or ESPP.

As of March 31, 2025, we had $392.7 million in cash, cash equivalents and marketable securities and accumulated deficit of $465.5 million. We had no debt outstanding as of March 31, 2025.

On September 5, 2023, we entered into a loan and security agreement (the Original Loan Agreement) with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (the Bank), which provided us with an aggregate principal amount of up to $50.0 million (the Original Credit Facility). On June 28, 2024, we entered into the First Amendment to Loan and Security Agreement (the Amendment, and the Original Loan Agreement as amended by the Amendment, the Loan Agreement), with the Bank. The Amendment amends the Original Loan Agreement in order to, among other things, (i) increase the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million (the Credit Facility) of which $25.0 million is currently available, an additional $25.0 million will become available upon achieving certain milestones related to execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million which may be made available upon approval of the Bank in its discretion, and (ii) extend the maturity date to July 1, 2028. As of March 31, 2025, we had not drawn down from the Credit Facility.

On November 29, 2024, we entered into a securities purchase agreement for a private placement of (i) 19,928,875 shares of our common stock at a price of $9.08 per share and (ii) pre-funded warrants to purchase up to an aggregate of 7,604,163 shares of our common stock at a price of $9.0799 per pre-funded warrant, which represents the per share purchase price of the common stock sold in the private placement less the $0.0001 per share exercise price for each pre-funded warrant to selected institutional and accredited investors (the 2024 Private Placement). The aggregate gross proceeds for the 2024 Private Placement was approximately $250.0 million. After deducting offering expenses related to the 2024 Private Placement of approximately $13.0 million, the net proceeds to us from the 2024 Private Placement were approximately $237.0 million. Concurrently, on November 29, 2024, we entered in an exchange agreement with an investor and issued to such investor pre-funded warrants to purchase up to 3,420,000 shares of our common stock at an exercise price of $0.0001 per share, in exchange for 3,420,000 shares of our common stock previously outstanding and held by such investor. Thereafter, on January 10, 2025, we entered into exchange agreements with certain investors pursuant to which we issued pre-funded warrants to purchase up to 6,070,000 shares of our common stock at an exercise price of $0.0001 per share, in exchange for 6,070,000 shares of our common stock previously outstanding and held by such investors. Certain holders of pre-funded warrants (together with such holder’s affiliates and other attribution parties) may not exercise pre-funded warrants held by them to the extent that immediately prior to or after giving effect to such exercise such holder would own more than 9.99% of our outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% upon 61 days’ notice to us, subject to the terms of the pre-funded warrants. Refer to Note 11 of our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information regarding the exchange transactions.

On January 5, 2024, we entered into a sales agreement (the 2024 Sales Agreement), with Cowen and Company, LLC (Cowen and Company), as sales agent, pursuant to which we were permitted to offer and sell, from time to time, shares of our common stock, having an aggregate offering price of up to $150.0 million (the 2024 ATM Shares). The sales of the 2024 ATM Shares, were made as an “at-the-market” (ATM) equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act. We agreed to pay Cowen and Company a commission of up to 3.0% of the aggregate gross proceeds from any 2024 ATM Shares sold by Cowen and Company. During the year ended December 31, 2024, we issued 1,772,278 shares of our common stock under the Sales Agreement at a weighted-average price of $13.19 for net proceeds of $22.8 million after deducting related issuance costs.

On January 6, 2025, we entered into a sales agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC, (TD Cowen) as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the 2025 ATM Shares). The 2025 Sales Agreement replaces our 2024 Sales Agreement, and no further sales may be made pursuant to the 2024 Sales Agreement. The sales of the 2025 ATM Shares will be made by any method permitted that is deemed to be an ATM equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any 2025 ATM Shares sold by TD Cowen. There were no sales under the 2025 Sales Agreement during the three months ended March 31, 2025 and as of March 31, 2025, approximately $150.0 million remained available for issuance under the 2025 Sales Agreement.

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

We expect our cash, cash equivalents, and marketable securities as of March 31, 2025, as well as the available balance under the Credit Facility, will enable us to fund our current operating plan for at least the next 12 months from the filing date of these condensed consolidated financial statements.

Refer to Note 10 of our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information regarding our material cash requirements; other than as set forth therein, there have been no material changes outside the ordinary course of business during the three months ended March 31, 2025 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(43,979)	$(23,496)
Net cash used in investing activities	(45,083)	(20,144)
Net cash provided by financing activities	222	8,821
Net decrease in cash and cash equivalents	$(88,840)	$(34,819)

Operating activities

Net cash used in operating activities during the three months ended March 31, 2025 consisted primarily of our net loss of $30.4 million, non-cash interest income on our marketable securities of $2.1 million and net decrease in operating assets and liabilities of $16.0 million, offset by non-cash charges of $4.5 million. The net loss consisted primarily of $30.6 million in research and development expenses and $4.2 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation expense of $4.4 million, depreciation and amortization expenses of $0.1 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $0.3 million. The net decrease in operating assets and liabilities was primarily due to (i) a decrease of $11.2 million in accrued and other current liabilities, (ii) a decrease of $4.3 million in accounts payable, which is primarily related to timing of invoicing by vendors and related payments, and (iii) an increase of other assets and long-term deposits of $1.0 million. The changes are partially offset by an increase in prepaid expenses and other current assets of $0.5 million.

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025 was predominantly due to purchases of marketable securities which were partially offset by maturities of marketable securities.

Net cash provided by investing activities during the three months ended March 31, 2024 was predominantly due to purchases of marketable securities which were offset by maturities of marketable securities.

Financing activities

Net cash provided by financing activities during the three months ended March 31, 2025 was predominately due to $0.2 million from the exercise of stock options.

Net cash provided by financing activities during the three months ended March 31, 2024 consists of $7.9 million in net proceeds from the sale of 2024 ATM Shares and $0.9 million from the exercise of stock options.

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

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2025, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a pivotal clinical trial or submitted a New Drug Application (NDA) to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for palazestrant or OP-3136 or any future product candidate we may develop, we will be unable to generate product revenue and our business, financial condition, results of operations and prospects will be significantly harmed.
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

We are a clinical-stage biopharmaceutical company, and we have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses since inception. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing our lead product candidate, palazestrant (OP-1250), securing related intellectual property rights, conducting non-clinical studies, conducting a Phase 1/2 clinical study of palazestrant, initiating and conducting a Phase 3 clinical trial of palazestrant, preparing for another Phase 3 clinical study of palazestrant, conducting non-clinical studies of OP-3136, and initiating and conducting a Phase 1 clinical study of OP-3136. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control including a negative return on, our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the geopolitical and macroeconomic environment, generally, including economic uncertainty, market volatility, labor shortages, recent and changing tariff policy announcements, tariffs, trade tensions and retaliatory measures by other countries, supply chain disruptions, the ongoing conflicts between Ukraine and Russia and in the Middle East, as well as any related political or economic responses and counter-responses or otherwise by various global actors, inflationary pressures, monetary supply shifts, increased recession risk, and related financial instability. Advancing the development of palazestrant, OP-3136 and any future product candidates we may develop will require a significant amount of capital, and our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the activities that are necessary to complete the development of palazestrant and OP-3136.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through sales of our equity securities, including sales of our common stock and pre-funded warrants to purchase our common stock to selected institutional and accredited investors in private placement transactions, at-the-market offerings, our initial public offering and private financings. We have incurred net losses of $30.4 million and $31.0 million for the three months ended March 31, 2025 and 2024, respectively. We had an accumulated deficit of $465.5 million as of March 31, 2025. Our losses have resulted principally from expenses incurred in research and development of palazestrant, OP-3136 and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, palazestrant, and OP-3136 are both in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for palazestrant or OP-3136 in one of our lead indications and proceed to commercializing palazestrant or OP-3136, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for palazestrant in other indications or for OP-3136.

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

In addition, our condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for palazestrant or OP-3136. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long term.

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

In September 2023, we entered into the Original Loan Agreement with the Bank, providing us with an aggregate principal amount of up to $50.0 million under the Original Credit Facility.

In June 2024, we entered into the Amendment with the Bank. The Amendment amends the Original Loan Agreement in order to, among other things, increase the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million, of which $25.0 million was available as of March 31, 2025, an additional $25.0 million which will become available upon achievement of certain milestones related to execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million which may be made available upon approval of the Bank in its discretion. The Credit Facility, as updated pursuant to the Amendment, will mature on July 1, 2028. As of March 31, 2025, we had not drawn down from the Credit Facility.

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

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a pivotal clinical trial or submitted an NDA to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for palazestrant, OP-3136 or any future product candidates we may develop, we will be unable to generate product revenue and our business, financial condition, results of operations and prospects will be significantly harmed.

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
•
the data collected from clinical trials of palazestrant or OP-3136 may not be sufficient to support the submission of an NDA, or other submission or to obtain regulatory approval in the United States or elsewhere;
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

For example, if we are successful in developing palazestrant, it may compete against existing products and product candidates in development, to the extent any such product candidates are approved, for the treatment of ER+ breast cancer, including fulvestrant, marketed as Faslodex® by AstraZeneca PLC and or any generic equivalents of Faslodex® that are marketed or in development; elacestrant, marketed as ORSERDUTMby Stemline Therapeutics Inc.; giredestrant (GDC-9545), being developed by Roche Holding AG/Genentech, Inc.; camizestrant (AZD9833), being developed by AstraZeneca PLC; imlunestrant (LY3484356), being developed by Eli Lilly and Co.; vepdegestrant (ARV-471), being developed by Arvinas, Inc. in partnership with Pfizer, Inc.; and lasofoxifene, being developed by Sermonix Pharmaceuticals. There are also a number of KAT6 inhibitor product candidates in development that may compete with OP-3136 including PF-07248144, which is being developed by Pfizer, and MEN2312, which is being developed by Stemline Therapeutics.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in European countries, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as palazestrant, OP-3136 or any future product candidates we may develop. In many countries, including European Union (EU) Member States, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of palazestrant, OP-3136 or any future product candidates we may develop to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for palazestrant, OP-3136 or any future product candidates we may develop. Accordingly, in markets outside the United States, the reimbursement for any product that we commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from the particular product candidate for which we are developing and seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS as part of approving an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

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

As is the case with pharmaceuticals generally, there have been side effects and adverse events associated with the use of palazestrant, and it is likely that there may be additional side effects and adverse events associated with the use of palazestrant, OP-3136 or any future product candidates we may develop. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, the most common side effects we have seen in patients treated with palazestrant in our clinical trials are nausea, fatigue, vomiting, constipation, headaches, and neutropenia. Undesirable side effects caused by palazestrant, OP-3136 or any future product candidates we may develop could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the European Commission, or other comparable foreign regulatory authorities. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

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

Patients in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our non-clinical studies or previous clinical trials. Palazestrant, OP-3136 or any future product candidates we may develop, may be used as chronic therapies or be used in pediatric populations, for which safety concerns may be particularly scrutinized by regulatory authorities. In addition, if palazestrant, OP-3136 or any future product candidates we may develop, are used in combination with other therapies, palazestrant, OP-3136 or any future product candidates we may develop may exacerbate adverse events associated with the therapy and it may not be possible to determine whether it was caused by our product or the one with which it was combined. Patients treated with palazestrant, OP-3136 or any future candidates we may develop, may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to palazestrant, OP-3136 or any future product candidates we may develop, but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to many factors, including other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, competent authorities of EU Member States, other comparable regulatory authorities or an IRB or Ethics Committee may suspend, vary or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could significantly harm our business, financial condition, results of operations and prospects, including our potential collaboration, financing or other business opportunities. Further, if palazestrant or OP-3136 obtains marketing approval, toxicities associated with palazestrant or OP-3136 and not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether palazestrant or OP-3136 will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on non-clinical studies or early-stage clinical trials.

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

For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure single-source drugs that have been on the market for seven years covered under Medicare (the Medicare Drug Negotiation Program) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an artificial intelligence (AI) task force and developing a strategic plan, directing HHS to use the IRA to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the IRA, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI, such as the EU AI Act. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including economic uncertainty, market volatility, labor shortages, recent and changing tariff policy announcements, tariffs, trade tensions and retaliatory measures by other countries, supply chain disruptions, the ongoing conflicts between Ukraine and Russia and in the Middle East, as well as any related political or economic responses and counter-responses or otherwise by various global actors, inflationary pressures, monetary supply shifts, increased recession risk, and related financial instability. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments, including the events noted above. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in countries outside of the United States. The current international trade and regulatory environment is subject to significant ongoing uncertainty. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, which among other factors, could negatively impact our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities and negative impact our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our collaborators, partners, vendors or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs on or increase the complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

As of March 31, 2025, we had 102 employees, 101 of whom were full-time, consisting of clinical, research, operations, regulatory, and administrative personnel. Twenty-eight of our employees hold Ph.D. or M.D. degrees. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We intend to seek approval to market palazestrant or OP-3136 in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for palazestrant or OP-3136, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of palazestrant or OP-3136. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of palazestrant or OP-3136 will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for palazestrant or OP-3136 and may be affected by existing and future healthcare reform measures.

Moreover, in most foreign countries, including a number of EU Member States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. An EU Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.

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

Furthermore, if the third-party providers of therapies or therapies in development used in combination with palazestrant are unable to produce sufficient quantities for clinical trials or for commercialization of palazestrant, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations and prospects. For example, for our Phase 1b/2 clinical study of palazestrant in combination with KISQALI® (ribociclib) or PIQRAY® (alpelisib), or the Novartis Study Drugs, in patients with metastatic ER+ breast cancer, we entered into an Amended and Restated Clinical Collaboration and Supply Agreement with Novartis Institutes for BioMedical Research, Inc., as amended by Amendment No. 1 to Amended and Restated Clinical Collaboration and Supply Agreement between us and Novartis, and Amendment No. 2 to Amended and Restated Clinical Collaboration and Supply Agreement between us and Novartis (as amended, the Novartis Agreement). Under the terms of the Novartis Agreement, Novartis is providing KISQALI® (ribociclib) and PIQRAY® (alpelisib) for the clinical trial. If Novartis is unable to timely manufacture or provide KISQALI® (ribociclib) or PIQRAY® (alpelisib), or if the Novartis Agreement terminates and we are unable to obtain KISQALI® (ribociclib) or PIQRAY® (alpelisib) on the current terms, our Phase 1b/2 clinical study may be delayed and the cost to us to conduct this trial may significantly increase, which would significantly harm our business, financial condition, results of operations and prospects. In addition, for our Phase 3 clinical trial of palazestrant in combination with ribociclib in ER+/HER2- frontline advanced or metastatic breast cancer, we entered into a Clinical Trial Collaboration and Supply Agreement with Novartis Pharma. Under the terms of the Novartis Pharma Agreement, Novartis Pharma will manufacture and supply ribociclib. If Novartis Pharma is unable to timely manufacture or supply ribociclib, or if the Novartis Pharma Agreement terminates and we are unable to obtain ribociclib on the current terms, our Phase 3 clinical study may be delayed and the cost to us to conduct this trial may significantly increase. Either of these outcomes would significantly harm our business, financial condition, results of operations and prospects. Refer to Note 10 of our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information regarding the Novartis Agreement and the Novartis Pharma Agreement.

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

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2024 to May 8, 2025 has ranged from a low of $3.06 to a high of $16.62. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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
•
sales of our common stock by us, our insiders or our other stockholders; and

•
the geopolitical and macroeconomic environment, generally, including economic uncertainty, market volatility, labor shortages, recent and changing tariff policy announcements, tariffs, trade tensions and retaliatory measures by other countries, supply chain disruptions, the ongoing conflicts between Ukraine and Russia and in the Middle East, as well as any related political or economic responses and counter-responses or otherwise by various global actors, inflationary pressures, monetary supply shifts, increased recession risk, and related financial instability.

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

As of May 8, 2025, we had 68,421,277 shares of common stock and pre-funded warrants to purchase up to 17,094,163 shares of common stock outstanding. Shares issued upon the exercise of any such pre-funded warrants as well as stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

We were obligated to file registration statements with the Securities and Exchange Commission to register all of the shares, including shares issuable upon the exercise of pre-funded warrants, issued in each of our private placement transactions for public resale, and are required to maintain effectiveness of both registration statements until the earliest of (i) the second anniversary of the effective date of such registration statement, (ii) such time as all of the shares issued in such private placement have been sold pursuant to such registration statement, or (iii) such time as the shares issued in such private placement become eligible for resale by non-affiliates without any volume limitations or other restrictions pursuant to Rule 144(b)(1)(i) under the Securities Act or any other rule of similar effect. In January 2025, we filed a universal shelf registration statement pursuant to which we may offer and sell shares from time to time, including 2025 ATM Shares pursuant to our at-the-marketing offering program currently in place. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Once we register the offer and sale of shares for the holders of registration rights and shares that may be issued under our equity incentive plans, these shares will be able to be sold in the public market upon issuance, subject to applicable securities laws.

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

We have in the past, and may again in the future seek additional capital through a variety of means, including through public or private equity offerings, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, in December 2024, we completed a private placement of 19,928,875 shares of our common stock and pre-funded warrants to purchase up to 7,604,163 shares of our common stock to selected institutional and accredited investors pursuant to a securities purchase and exchange agreement in connection with the 2024 Private Placement. In addition, in January 2025, we entered into the 2025 Sales Agreement with TD Cowen pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million in one or more at-the-market offerings which replaced the 2024 Sales Agreement with Cowen and Company. As of the quarter ended March 31, 2025, we have issued 1,772,278 shares of our common stock under the 2024 Sales Agreement and we have not issued any shares of common stock under the 2025 Sales Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, including pursuant to exercises of outstanding pre-funded warrants or sales under the 2025 Sales Agreement, your ownership interest will be diluted, our stock price could fall and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Future financing activities may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to palazestrant or future product candidates we may develop, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

1.1	Sales Agreement between Olema Pharmaceuticals, Inc. and TD Securities (USA) LLC, dated January 6, 2025	S-3	333-284146	1.2	1/6/2025
3.1	Amended and Restated Certificate of Incorporation.	8‑K	001‑39712	3.1	11/23/2020
3.2	Amended and Restated Bylaws.	8‑K	001‑39712	3.1	12/16/2022
4.1	Form of Exchange Warrant	8-K	001-39712	4.1	1/10/2025
10.1*#	Olema Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy
10.2#	Offer Letter by and between the Registrant and Shawnte Mitchell, dated January 7, 2025	10-K	001-39712	10.18	3/18/2025
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

# Indicates management contract or compensatory plan or arrangement

† The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Olema Pharmaceuticals, Inc.

Date: May 13, 2025	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Operating and Financial Officer (Principal Financial Officer and Principal Accounting Officer)