Form 10-Q
period 2025-06-30
Olema Pharmaceuticals, Inc.
filed 2025-08-11
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the number of outstanding shares of the Registrant’s common stock was 68,634,329. This number does not include 17,094,163 shares of common stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations) (See Notes 2 and 12 to Registrant's condensed consolidated financial statements).

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$52,473	$139,480
Marketable securities	309,440	294,606
Prepaid expenses and other current assets	5,812	4,387
Total current assets	367,725	438,473
Operating lease right-of-use assets	1,685	1,314
Other assets and long-term deposits	12,592	11,192
Total assets	$382,002	$450,979

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$934	$4,460
Operating lease liabilities, current	1,153	1,172
Other current liabilities (Note 6)	31,077	36,126
Total current liabilities	33,164	41,758
Operating lease liabilities, net of current portion	602	257
Long-term borrowing	3,000	—
Total liabilities	36,766	42,015
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 68,627,886 and 74,312,608 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	7	7
Additional paid-in capital	854,194	843,920
Accumulated other comprehensive income	314	143
Accumulated deficit	(509,279)	(435,106)
Total stockholders’ equity	345,236	408,964
Total liabilities and stockholders’ equity	$382,002	$450,979

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development¹	$43,902	$29,109	$74,526	$58,992
General and administrative	3,962	4,421	8,211	8,877
Total operating expenses	47,864	33,530	82,737	67,869
Loss from operations	(47,864)	(33,530)	(82,737)	(67,869)
Other income:
Interest income	4,042	3,108	8,566	6,460
Other income (loss)	38	40	(2)	57
Total other income	4,080	3,148	8,564	6,517
Net loss	$(43,784)	$(30,382)	$(74,173)	$(61,352)
Net loss per share, basic and diluted	$(0.51)	$(0.54)	$(0.87)	$(1.10)
Weighted average shares used to compute net loss per share, basic and diluted²	85,497,426	56,282,402	85,462,021	55,928,363

¹ The amounts for the three and six months ended June 30, 2025 include a one-time milestone payment to Aurigene of $10 million. The amount for the six months ended June 30, 2024 include a one-time milestone payment to Aurigene of $5 million.

² The weighted average shares used to compute net loss per share, basic and diluted, include the effect from the pre-funded warrants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(43,784)	$(30,382)	$(74,173)	$(61,352)
Other comprehensive (loss) gain:
Net unrealized (loss) gain on marketable securities	(106)	(108)	171	(465)
Total comprehensive loss	$(43,890)	$(30,490)	$(74,002)	$(61,817)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except for share amounts)

	Three Months Ended June 30, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at March 31, 2025	68,333,065	$7	$848,520	$420	$(465,495)	$383,452
Stock-based compensation expense, including employee stock purchase plan expense	—	—	4,692	—	—	4,692
Issuance of shares under employee stock purchase plan	206,609	—	748	—	—	748
Exercise of stock options	88,212	—	234	—	—	234
Net unrealized loss on marketable securities	—	—	—	(106)	—	(106)
Net loss	—	—	—	—	(43,784)	(43,784)
Balances at June 30, 2025	68,627,886	$7	$854,194	$314	$(509,279)	$345,236

	Six Months Ended June 30, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2024	74,312,608	$7	$843,920	$143	$(435,106)	$408,964
Stock-based compensation expense, including employee stock purchase plan expense	—	—	9,070	—	—	9,070
Issuance of shares under employee stock purchase plan	206,609	—	748	—	—	748
Exercise of stock options	178,669	—	470	—	—	470
Issuance cost associated with private equity placement	—	—	(14)	—	—	(14)
Exchange of common stock shares for pre-funded warrants	(6,070,000)	—	—	—	—	—
Net unrealized gain on marketable securities	—	—	—	171	—	171
Net loss	—	—	—	—	(74,173)	(74,173)
Balances at June 30, 2025	68,627,886	$7	$854,194	$314	$(509,279)	$345,236

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

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(74,173)	$(61,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	260	182
Non-cash lease expense	575	575
Non-cash interest income on marketable securities	(3,814)	(4,546)
Stock-based compensation expense, including employee stock purchase plan expense	9,070	10,633
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,307)	1,623
Other assets and long-term deposits	(1,738)	(2,422)
Accounts payable	(3,566)	1,656
Other current liabilities	1,451	3,153
Operating lease liabilities	(620)	(553)
Net cash used in operating activities	(73,862)	(51,051)
Cash flows from investing activities:
Purchase of equipment	—	(159)
Maturities of marketable securities	164,869	133,391
Purchases of marketable securities	(175,718)	(158,254)
Net cash used in investing activities	(10,849)	(25,022)
Cash flows from financing activities:
Issuance of shares under at-the-market offering, net of issuance costs of $166	—	22,787
Issuance costs for shares issued under 2024 equity private placement	(6,514)	—
Proceeds from borrowings under Credit Facility (Note 11)	3,000	—
Proceeds from issuance of common stock under employee stock purchase plan	748	650
Proceeds from exercise of stock options	470	989
Net cash provided by (used in) financing activities	(2,296)	24,426
Net decrease in cash and cash equivalents	(87,007)	(51,647)
Cash and cash equivalents at beginning of period	139,480	68,539
Cash and cash equivalents at end of period	$52,473	$16,892

Supplemental disclosure of cash flow information
Exchange of common stock for pre-funded warrants	$29,379	$—
Right-of-use asset obtained in exchange for operating lease liabilities	$896	$—

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Nature of the Business and Basis of Presentation

Olema Pharmaceuticals, Inc. (“Olema” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of next-generation targeted therapies for breast cancer and beyond. The Company is advancing a pipeline of novel therapies by leveraging its deep understanding of endocrine-driven cancers, nuclear receptors, and mechanisms of acquired resistance. The Company's wholly-owned, lead product candidate, palazestrant (OP-1250), is a novel, orally-available small molecule with dual activity as both a complete estrogen receptor ("ER") antagonist ("CERAN") and selective ER degrader ("SERD"). In addition to its lead product candidate, Olema is developing a potent KAT6 inhibitor (OP-3136).

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

Liquidity

The Company had $361.9 million of cash, cash equivalents and marketable securities at June 30, 2025, in addition to an available balance of $22.0 million under the Loan and Security Agreement dated as of September 5, 2023 (the “Original Loan Agreement”), by and between the Company, as borrower, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”), as amended by the First Amendment to Loan and Security Agreement, dated June 28, 2024, by and between the Company and the Bank (the "First Amendment"), as further amended by the Second Amendment to Loan and Security Agreement, dated June 27, 2025 by and between the Company and the Bank (the "Second Amendment" and, collectively with the First Amendment and the Original Loan Agreement, the "Loan Agreement"). Refer to Note 11. Long-term Borrowing for further details. Management believes that the Company’s cash, cash equivalents, marketable securities, and the amounts available under the Loan Agreement will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the filing date of these condensed consolidated financial statements.

At-The-Market Offering

On January 6, 2025, the Company entered into a sales agreement (the "2025 Sales Agreement") with TD Securities (USA) LLC, ("TD Cowen") as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the “2025 ATM Shares”). The 2025 Sales Agreement replaces the prior sales agreement entered into between the Company and Cowen and Company, LLC dated January 5, 2024 (the "2024 Sales Agreement"). During the year ended December 31, 2024, the Company issued 1,772,278 shares of its common stock under the 2024 Sales Agreement at a weighted average price of $13.19 for net proceeds of $22.8 million after deducting related issuance costs. The sales of the 2025 ATM Shares will be made by any method permitted that is deemed to be an "at-the-market" equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. The Company has agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any 2025 ATM Shares sold by TD Cowen. There were no sales under the 2025 Sales Agreement during the three and six months ended June 30, 2025. As of June 30, 2025, $150.0 million remained available for issuance under the 2025 Sales Agreement.

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

Warrant Exchanges

On November 29, 2024 and January 10, 2025, the Company entered into exchange agreements with certain investors and issued to such investors pre-funded warrants to purchase up to 3,420,000 and 6,070,000 shares of the Company's common stock, respectively, in exchange for an equivalent number of shares of the Company's common stock previously outstanding and held by such investors. The pre-funded warrants were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act. Refer to Note 12. Pre-Funded Warrants for further details.

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

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of June 30, 2025, the statements of operations and comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three- and six-month periods are also unaudited. The results of operations presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10‑K as filed with the SEC on March 18, 2025 (the “Annual Report”).

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or fewer at the date of purchase. Cash deposits are all in reputable financial institutions in the United States as of June 30, 2025, and December 31, 2024. Cash and cash equivalents primarily consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U.S. dollars and Australian dollars and investments in interest bearing money market funds.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, and marketable securities. The Company invests in a variety of financial instruments and, by its policy, limits these financial instruments to high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. The Company’s cash, cash equivalents, and marketable securities are held by financial institutions in the United States that management believes are of high credit quality. Amounts on deposit with individual banking institutions may at times exceed the limits insured by the Federal Deposit Insurance Corporation; however, the Company has not experienced any losses on such deposits.

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

Most leases include options to renew or terminate the lease, which can impact the lease term. The exercise of these options is at the Company’s discretion. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. For any lease modification, the Company reassesses the lease classification, remeasures the related lease liability using an updated discount rate that reflects the modified lease term, and adjusts the related ROU asset under the lease modification guidance under Topic 842.

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

Internal-Use Software

The Company capitalizes certain costs incurred for the development and implementation of computer software for internal use. These costs generally relate to the implementation of the third-party developed software for the Company's regulatory and quality purposes. The Company capitalizes these costs when it is determined that it is probable that the project will be completed and the software will be used to perform the function intended, and the preliminary project stage is completed. Capitalized internal-use software development and implementation costs are included in Other assets and long-term deposits within the consolidated balance sheets. Capitalized implementation costs are amortized on a straight-line basis over the estimated useful lives of five years. Costs related to the preliminary project stage, post-implementation, training and maintenance are expensed as incurred.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive (loss) gain for each period presented. Other comprehensive (loss) gain represents net unrealized (loss) gain on marketable securities.

Stock-Based Compensation

Stock-based compensation cost, including grants of stock options and restricted stock awards issued under the Company’s equity incentive plans and the Company's 2020 Employee Stock Purchase Plan (the "ESPP"), is measured at the grant date based on the estimated fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation cost for performance-based restricted stock unit awards issued under the Company’s equity incentive plan is measured at the grant date based on the estimated fair value of the award, which is based on the closing stock price on the grant date, and is recognized as an expense when the Company determines that it is probable that the performance goals will be achieved, which the Company assess on a quarterly basis. The Company recognizes stock compensation in accordance with Accounting Standards Codification ("ASC") 718, Compensation — Stock Compensation (“ASC 718”). The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model. The Company estimates volatility using stock prices of peer companies and its historical data, risk-free rates using the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term, and dividend yield using the Company’s expectations and historical data. The Company uses the simplified method to calculate the expected term of employee stock option grants. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option. For awards with graded vesting, in which specified tranches of the options vest on different dates, the Company uses a single weighted average expected life to value the entire award, which is equal to the average of the weighted average vesting period of the award and the contractual term of the award. Equity instruments issued to nonemployees are recorded at their fair value on the grant date and without subsequent remeasurement. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest, including awards with graded vesting. As part of the requirements of ASC 718, the Company has elected to account for forfeitures of stock option grants as they occur.

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

Pre-funded Warrants

The Company issued pre-funded warrants in connection with an equity private placement in 2024 and exchange agreements in November 2024 and January 2025. The Company accounts for the pre-funded warrants as a freestanding equity-linked financial instrument that met the criteria for equity classification pursuant to ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), and ASC 815, Derivatives and Hedging ("ASC 815"). Accordingly, the Company recorded the pre-funded warrants as a component of stockholders' equity within additional paid-in capital. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share of the Company's common stock, subject to beneficial ownership limitations. Exercise of the pre-funded warrants is virtually assured because the underlying common shares will be issued for nominal cash consideration, or at an exercise price of $0.0001 per share. All necessary conditions for issuance of the underlying common shares were met when the pre-funded warrants were issued, and as such, related pre-funded warrants shares were included in the denominator for both the basic and diluted earnings per share calculations. Refer to Note 12. Pre-Funded Warrants for further details.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss per common share by the weighted average number of common shares outstanding for the period, including the pre-funded warrants shares. Diluted net loss per common share is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities, and by dividing the diluted net loss by the weighted average number of common shares outstanding for the period, including the pre-funded warrants shares and potential dilutive common shares. For purpose of this calculation, outstanding stock options, including unvested restricted stock awards, unvested performance-based restricted stock unit awards and contingently issuable common stock related to the ESPP are considered potential dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued a new income tax-related accounting guidance in ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2023-09 on its consolidated financial statements and related disclosures.

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

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$6,906	$—	$—	$6,906
Money market funds	37,207	—	—	37,207
Commercial paper	—	91,703	—	91,703
Corporate bonds	—	65,035	—	65,035
U.S. government treasury bills	147,410	—	—	147,410
Government-sponsored enterprise securities	—	13,744	—	13,744
Total	$191,523	$170,482	$—	$362,005

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$6,489	$—	$—	$6,489
Money market funds	118,955	—	—	118,955
Commercial paper	—	109,432	—	109,432
Corporate bonds	—	43,409		43,409
U.S. government treasury bills	144,741	—	—	144,741
Government-sponsored enterprise securities	—	11,714	—	11,714
Total	$270,185	$164,555	$—	$434,740

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$52,565	$—	$—	$52,565
Short-term marketable securities (<12 months to maturity)	247,866	133	(31)	247,968
Long-term marketable securities (>12 months to maturity)	61,260	212	—	61,472
Total	$361,691	$345	$(31)	$362,005

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$142,706	$4	$—	$142,710
Short-term marketable securities (<12 months to maturity)	219,062	185	(57)	219,190
Long-term marketable securities (>12 months to maturity)	72,829	53	(42)	72,840
Total	$434,597	$242	$(99)	$434,740

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

There were no marketable securities that had been in a consecutive loss position for more than 12 months as of June 30, 2025. During the three and six months ended June 30, 2025, the Company did not recognize any other-than-temporary impairment loss. As of June 30, 2025, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

As of June 30, 2025, all of the Company’s cash and cash equivalents primarily consisted of cash on deposit with U.S. banks denominated in U.S. dollars and Australian dollars, and investments in interest bearing money market funds.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Interest receivable	$1,827	$2,120
Prepaid clinical development costs	1,346	140
Value added tax receivable	919	—
Prepaid subscriptions and licenses	845	728
Prepaid insurance	452	1,033
Other	423	366
Total	$5,812	$4,387

5.
Other Assets and Long-Term Deposits

Other assets and long-term deposits consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Clinical development project deposits	$10,731	$9,263
System implementation costs	801	683
Property and equipment, net	560	746
Office lease deposits	485	485
Other	15	15
Total	$12,592	$11,192

6.
Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued research and development related costs	$25,393	$22,768
Accrued employee bonuses	3,392	5,661
Accrued corporate related costs	1,671	7,545
Accrued payroll related costs	621	111
Accrued taxes	—	41
Total	$31,077	$36,126

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

Stock Option Valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company lacks company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies in addition to its own historical volatility. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is 0% since the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	June 30,	June 30,
	2025	2024
Risk-free interest rate	4.10%	3.93%
Expected term (in years)	6.04	6.03
Expected volatility	78.08%	85.24%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	11,353,057	$10.28	6.37	$7,519
Granted	4,248,660	4.46	—	—
Exercised	(178,669)	2.63	—	—
Forfeited and cancelled	(249,024)	9.26	—	—
Outstanding as of June 30, 2025	15,174,024	$8.76	7.70	$1,932

Options vested and exercisable as of June 30, 2025	7,709,943	$10.01	6.40	$1,618
Options expected to vest as of June 30, 2025	7,464,081	$7.46	9.03	$314

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

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.2 million for each of the three-month periods ended June 30, 2025 and 2024, and $0.4 million for each of the six-month periods ended June 30, 2025 and 2024.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the ESPP and the 2022 Inducement Plan was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$3,709	$4,233	$7,010	$7,645
General and administrative	983	1,491	2,060	2,988
Total	$4,692	$5,724	$9,070	$10,633

8.
Net Loss Per Common Share

Net Loss Per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(43,784)	$(30,382)	$(74,173)	$(61,352)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted¹	85,497,426	56,282,402	85,462,021	55,928,363
Net loss per share, basic and diluted	$(0.51)	$(0.54)	$(0.87)	$(1.10)

¹ The weighted average shares used to compute net loss per share, basic and diluted, include the effect from the pre-funded warrants.

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Six Months Ended June 30,
	2025	2024
Options to purchase common stock	15,174,024	11,217,851
Unvested performance-based restricted stock unit awards	—	403,000
	15,174,024	11,620,851

9.
Lease

The Company leases certain of its facilities under non-cancellable operating leases expiring at various dates through 2027.

On December 15, 2020, the Company entered into a lease agreement with Tennieh LLC to lease approximately 9,800 square feet of office and lab space in San Francisco, California (the “Laboratory Lease Agreement”). The Laboratory Lease Agreement was for a period of five years commencing approximately February 1, 2021 and ending January 31, 2026. In April 2025, the Company exercised its option to extend the lease term by an additional year, resulting in a revised expiration date of January 31, 2027. The modification was accounted under ASC 842, resulting in a remeasurement of the lease liability and a corresponding $0.8 million increase to the ROU asset. The incremental borrowing rate was also updated as part of the remeasurement. According to the terms of the Laboratory Lease Agreement, the Company paid a $0.4 million security deposit and is required to pay monthly rent and common area charges. No additional security deposit was paid in connection with the amendment.

On August 17, 2023, the Company entered into a sublease agreement with Dropbox, Inc. to sublease approximately 6,713 square feet of office space in San Francisco, California (the “Dropbox Sublease Agreement”). The Dropbox Sublease Agreement was for a period of two years commencing on September 5, 2023 and ending December 31, 2025. In June 2025, the Company exercised its option to extend the lease term by an additional year, resulting in a revised expiration date of December 31, 2026. The modification was accounted under ASC 842, resulting in a remeasurement of the lease liability and a corresponding $0.1 million increase to the ROU asset. The incremental borrowing rate was also updated as part of the remeasurement. According to the terms of the Dropbox Sublease Agreement, the Company paid a $0.1 million security deposit and is required to pay monthly rent and common area charges. No additional security deposit was paid in connection with the amendment.

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

The following table summarizes total lease expense during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Straight-line operating lease expense	$288	$287	$575	$575
Variable lease expense	91	80	184	169
Total operating lease expense	$379	$367	$759	$744

The following table summarizes supplemental cash flow information during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$311	$293	$620	$553
Supplemental noncash information on lease liability arising from obtaining a right-use-asset	$896	$—	$896	$—

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of June 30, 2025 (in thousands):

Years Ending
2025 (from July 2025)	$625
2026	1,171
2027	69
Thereafter	—
Total future minimum lease payments	1,865
Less: Interest	(110)
Total lease liabilities at present value	1,755
Lease liabilities, current	1,153
Lease liabilities, non-current	$602

The following table summarizes the lease term and discount rate as of June 30:

	June 30,
	2025	2024
Weighted-average remaining lease term (years)	1.51	1.75
Weighted-average discount rate	9.00%	9.00%

10.
Commitments and Contingencies

2024 Clinical Trial Collaboration and Supply Agreement with Novartis

On November 29, 2024, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the "Novartis Pharma Agreement") with Novartis Pharma AG (collectively, with affiliated entities, "Novartis"). Pursuant to the Agreement, Novartis will provide the Company with ribociclib drug supply for the Company’s planned Phase 3 OPERA-02 clinical trial of palazestrant in combination with ribociclib in ER+/HER2- frontline advanced or metastatic breast cancer (the "OPERA-02 trial").

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

The Novartis Pharma Agreement will terminate on the fifth anniversary of the date on which the first dose of palazestrant is administered to the first study subject. Either party may terminate the Novartis Pharma Agreement for the uncured material breach or insolvency of the other party, for failure to comply with certain anti-corruption obligations, in the event of a change of control of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical studies for the combined therapies due to the existence of a material safety issue, if the parties jointly decide that the Olema Combination is not achieving sufficiently superior levels of efficacy, if any regulatory authority action prevents a party (or the Letrozole supplier) from supplying its product, in the event of an unresolved force majeure event, or in certain circumstances for an unresolved clinical hold with respect to ribociclib, palazestrant or letrozole (or the combination of ribociclib and palazestrant or ribociclib and letrozole). In addition, Novartis may terminate the Novartis Pharma Agreement if the Company has failed to commence the OPERA-02 trial on or prior to March 31, 2026 or if the Company consummates an Olema Compound Transaction, and the Company may terminate the Novartis Pharma Agreement if the Company terminates the OPERA-02 trial other than due to a material safety issue, efficacy issue, regulatory action or upon a clinical hold. Costs incurred in connection to the Novartis Pharma Agreement are included in the research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025.

2020 Clinical Collaboration and Supply Agreement with Novartis

On July 22, 2020, the Company entered into a non-exclusive clinical collaboration and supply agreement with Novartis Institutes for BioMedical Research, Inc. On January 13, 2022, the Company entered into an amended and restated clinical collaboration and supply agreement with Novartis, and on October 9, 2023, the Company and Novartis entered into the amendment no. 1 (the "Novartis Amendment") to the amended and restated clinical collaboration and supply agreement (as amended, the "Novartis Agreement"). The collaboration is focused on the evaluation of the safety, tolerability and efficacy of palazestrant in combination with Novartis’ proprietary CDK4/6 inhibitor Kisqali® (ribociclib) and/or Novartis’ proprietary phosphatidylinositol 3-kinase ("PI3Ka") Inhibitor Piqray® (alpelisib) (collectively the "Novartis Study Drugs") as part of the Company’s Phase 1b/2 study of palazestrant in patients with metastatic estrogen receptor-positive breast cancer. The Novartis Amendment, among other things, expanded the Company's clinical collaboration with Novartis, increasing the size of the ongoing Phase 1/2 study testing palazestrant in combination with ribociclib to approximately 60 patients. The Company will be responsible for the conduct of the clinical trials for the combined therapies in accordance with a mutually agreed development plan. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

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

Costs associated with research activities performed under the agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025, and 2024, with any reimbursable costs from Novartis reflected as a reduction of such expenses. The Company had previously incurred the full agreed-upon reimbursement amount.

Clinical Trial Agreement with Pfizer

In November 2020, the Company entered into a non-exclusive clinical trial agreement with Pfizer (the “Pfizer Agreement”), to evaluate the safety and tolerability of palazestrant in combination with Pfizer’s proprietary CDK4/6 inhibitor IBRANCE® (palbociclib) in patients with recurrent, locally advanced or metastatic ER+, HER2 breast cancer in a clinical trial. Under the terms of the non-exclusive agreement, the Company will be responsible for conducting the clinical trial for the combined therapies and Pfizer is responsible for supplying IBRANCE® to the Company at no cost to the Company. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective patent rights in the combination of IBRANCE® and palazestrant to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

The Company is responsible for manufacturing, packaging and labeling palazestrant, and for packaging and labeling all drugs used in the clinical trials for the combined therapies (other than IBRANCE®). Pfizer is responsible for manufacturing and delivering to us IBRANCE® in such quantities as reasonably needed for the clinical trials for the combined therapies.

The Pfizer Agreement will terminate upon completion of all activities outlined in the study plan and the relevant protocols. Either party may terminate the Pfizer Agreement for the uncured material breach of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical trials for the combined therapies due to the existence of a material safety issue, or in certain circumstances for an unresolved clinical hold with respect to either IBRANCE® or palazestrant. In addition, either party may terminate the Pfizer Agreement if certain disputes between the parties are not resolved after following the applicable dispute resolution procedures or if either party determines to discontinue clinical development for medical, scientific, legal or other reasons.

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection to the Pfizer Agreement are included in the research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025, and 2024.

License Agreement with Aurigene

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

The $8.0 million upfront payment was incurred in June 2022. Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as research and development expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be accrued as a provision to cost of sales in the period when achievement of respective milestone target is probable. The $5.0 million milestone payment related to initiation of the first IND-enabling safety study was incurred and recorded as research and development expenses in the accompanying condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2024. The $10.0 million milestone payment related to dosing of the fifth patient in the first Phase 1 study was incurred during the three months ended June 30, 2025 and recognized as research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2025.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of June 30, 2025, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 30, 2025, the Company had not incurred any material costs as a result of such indemnifications.

11.
Long-term Borrowing

On September 5, 2023, the Company entered into the Original Loan Agreement by and between the Company and the Bank. The Original Loan Agreement provided for a four-year senior secured credit facility in an aggregate principal amount of up to $50.0 million (the "Original Credit Facility"), of which $25.0 million became available upon the closing of a private placement of our common stock to selected institutional and accredited investors pursuant to a securities purchase agreement in September 2023 ("Term Loan A"), and the remaining $25.0 million could have been made available upon approval of the Bank in its discretion. The Original Credit Facility was to mature on August 1, 2027 (the "Original Maturity Date").

On June 28, 2024, the Company entered into the First Amendment, which, among other things, (i) increased the aggregate principal amount of the Original Credit Facility from up to $50 million to up to $100 million, of which the Term Loan A of $25 million was immediately available, an additional $25 million will become available upon the Company achieving certain milestones related to execution of a first line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50 million which may be made available upon approval of the Bank, and (ii) extended the Original Maturity Date to July 1, 2028 ("Maturity Date").

On June 27, 2025, the Company entered into the Second Amendment (the Original Credit Facility, as amended, the "Credit Facility"), which, among other things, (i) decreased the interest rate to a floating rate equal to the greater of 6.0% or the prime rate, and (ii) extended the draw period for the Term Loan A to January 15, 2026.

The obligations under the Loan Agreement are secured by substantially all of the assets of the Company, subject to limited exceptions.

During the term of the Credit Facility, interest will accrue on any outstanding balance due under the Credit Facility at a floating rate per annum equal to the greater of (i) 6.0% and (ii) the prime rate. During an event of default, any outstanding amount under the Credit Facility will bear interest at a rate of 3.0% in excess of the otherwise applicable rate of interest. The Company will pay certain fees with respect to the Credit Facility, including a prepayment fee on any amount advanced under the Credit Facility to the extent paid prior to the Maturity Date, a final payment fee on the amount advanced under the Credit Facility.

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

As of June 30, 2025, the Company had drawn $3.0 million from the Credit Facility which was recorded at cost and presented as long-term borrowing on the condensed consolidated balance sheet.

12. Pre-Funded Warrants

The Company accounts for the pre-funded warrants as a freestanding equity-linked financial instrument that met the criteria for equity classification pursuant to ASC 480 and ASC 815. Accordingly, the Company recorded the pre-funded warrants as a component of stockholders' equity within additional paid-in capital. The following table summarizes the pre-funded warrants issued as of June 30, 2025:

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

Overview

Olema is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of next-generation targeted therapies for breast cancer and beyond. We are advancing our pipeline of novel therapies by leveraging our deep understanding of endocrine-driven cancers, nuclear receptors, and mechanisms of acquired resistance. We aspire to transform the treatment paradigm for metastatic breast cancer (MBC).

Our lead product candidate, palazestrant (OP-1250), is a novel, orally-available small molecule with dual activity as both a complete estrogen receptor (ER) antagonist (CERAN) and selective ER degrader (SERD), currently being investigated in patients with recurrent, locally advanced or metastatic ER positive (ER+), human epidermal growth factor receptor 2 negative (HER2-) breast cancer. In non-clinical models, palazestrant binds and completely blocks ER-driven transcriptional activity in both wild-type and mutant forms of ER+ MBC. In clinical studies across more than 400 patients, palazestrant has demonstrated strong anti-tumor activity, attractive pharmacokinetics and prolonged drug exposure, favorable tolerability, and combinability with CDK4/6 inhibitors with no significant drug-drug interaction. Based on the clinical results we have achieved to date, we are advancing palazestrant through late-stage clinical development both as a monotherapy and in combination with other targeted agents.

Our pivotal Phase 3 clinical trial of palazestrant as a monotherapy in second/third-line ER+/HER2- MBC, OPERA-01, is ongoing. In the second quarter of 2025, 90mg of once-daily palazestrant was selected as the dose for Part 2 of OPERA-01. We anticipate top-line results for this trial in the second half of 2026, expect to submit the New Drug Application in 2027, and anticipate U.S. Food and Drug Administration (FDA) approval and commercial launch in late 2027.

In combination, we are currently investigating palazestrant in multiple Phase 1/2 studies with CDK4/6 inhibitors (palbociclib or ribociclib), a phosphatidylinositol-3-kinase alpha (PI3Ka) inhibitor (alpelisib), with an mTOR inhibitor (everolimus).

We presented updated results from the ongoing Phase 1b/2 study of palazestrant in combination with ribociclib in patients with ER+/HER2- advanced or metastatic breast cancer at the San Antonio Breast Cancer Symposium (SABCS) in December 2024. In March 2025, we disclosed updated median progression-free survival (mPFS) from this study at the TD Cowen 45th Annual Health Care Conference. As of a data cutoff date of February 18, 2025, the mPFS was 13.8 months in 56 patients treated with 120 mg of palazestrant and 600 mg of ribociclib daily. 40 of the 56 patients had received prior treatment of a CDK4/6i plus an endocrine therapy; the mPFS in this population was 13.1 months. We expect to present mature data from this trial at the European Society for Medical Oncology (ESMO) Congress in October 2025. We believe these data will further support our thesis that palazestrant possesses key characteristics to make it a potential backbone endocrine therapy of preference for ER+/HER2- breast cancer, while also potentially providing a basis for the pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib in front-line ER+/HER2- MBC, called OPERA-02. The execution of OPERA-02 will be supported by our clinical trial collaboration and supply agreement with Novartis Pharma AG (collectively, with affiliated entities, Novartis), entered into in November 2024 (Novartis Pharma Agreement). Under the terms of the Novartis Pharma Agreement, Novartis will provide Olema with ribociclib drug supply for OPERA-02. In the second quarter of 2025, 90mg of once-daily palazestrant was selected as the dose for OPERA-02. We expect to initiate OPERA-02 in the third quarter of 2025, anticipate top-line data in 2028, and anticipate potential approval and commercial launch in the frontline MBC setting in the U.S. in 2029.

Our second product candidate in clinical development, called OP-3136, is a novel, orally-available small molecule that potently and selectively inhibits KAT6, an epigenetic target that is dysregulated in breast and other cancers. The IND application for OP-3136 was cleared by the FDA in late 2024 and the Phase 1 study is now enrolling patients. In April 2025, we presented new preclinical data at the AACR Annual Meeting demonstrating the anti-tumor activity of OP-3136 in prostate, ovarian, and non-small cell lung cancer models. We expect initial clinical results from the OP-3136 Phase 1 study in 2026, potential additional data readout in 2027, and potential initiation of a Phase 3 clinical trial in 2028. Based on our internal estimates, we believe that the current global market potential for OP-3136 in the second/third-line ER+/HER2- metastatic breast cancer market is approximately $5 billion.

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

We have incurred significant operating losses since the commencement of our operations. Our net losses were $43.8 million and $30.4 million for the three months ended June 30, 2025 and 2024, respectively, and $74.2 million and $61.4 million for the six months ended June 30, 2025 and 2024, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, make potential milestone payments to our licensors, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of June 30, 2025, we had an accumulated deficit of $509.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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
•
continue to enroll patients in the Phase 1 study for OP-3136 and any additional product candidates that we may pursue in the future;
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

External expenses include:

•
expenses incurred in connection with the discovery efforts and non-clinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and contract research organizations (CROs);
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

Total other income

Total other income consists of interest income and other income (expense). Interest income primarily consists of interests earned from our cash equivalents and marketable securities. Other income (expense) primarily consists of unrealized foreign currency remeasurement gain (loss) and miscellaneous income (expense) not related to operating activities.

Results of operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change
	(in thousands)
Operating expenses:
Research and development¹	$43,902	$29,109	$14,793
General and administrative	3,962	4,421	(459)
Total operating expenses	47,864	33,530	14,334
Loss from operations	(47,864)	(33,530)	(14,334)
Other income:
Interest income	4,042	3,108	934
Other income	38	40	(2)
Total other income	4,080	3,148	932
Net loss	$(43,784)	$(30,382)	$(13,402)

¹ The amount for the three months ended June 30, 2025 include a one-time milestone payment to Aurigene of $10 million.

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change
	(in thousands)
CROs, CMOs and other clinical development related third-party vendor expenses	$14,485	$12,238	$2,247
Milestone payment to Aurigene	10,000	—	10,000
Compensation and related benefits	9,399	6,693	2,706
Other research and development expenses	6,309	5,945	364
Stock-based compensation	3,709	4,233	(524)
Total research and development expenses	$43,902	$29,109	$14,793

Research and development expenses for the three months ended June 30, 2025 were $43.9 million, compared to $29.1 million for the three months ended June 30, 2024. The increase of $14.8 million was primarily related to (i) a one-time $10.0 million milestone payment to Aurigene, (ii) increased spending on clinical development-related activities as we continue to advance palazestrant through late-stage clinical trials, (iii) increased spending related to the advancement of OP-3136, and (iv) increased personnel-related costs due to higher headcount, partially offset by a decrease in non-cash stock-based compensation expense of $0.5million.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2025 were $4.0 million compared to $4.4 million for the three months ended June 30, 2024. The decrease of $0.4 million was primarily due to a decrease in non-cash stock-based compensation expense.

Other income

Other income for the three months ended June 30, 2025 was $4.1 million, compared to $3.1 million for the three months ended June 30, 2024. The increase of $1.0 million was primarily due to an increase in interest income from our investments in interest-bearing money market funds and marketable securities.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	$ Change
	(in thousands)
Operating expenses:
Research and development¹	$74,526	$58,992	$15,534
General and administrative	8,211	8,877	(666)
Total operating expenses	82,737	67,869	14,868
Loss from operations	(82,737)	(67,869)	(14,868)
Other income:
Interest income	8,566	6,460	2,106
Other income (expense)	(2)	57	(59)
Total other income	8,564	6,517	2,047
Net loss	$(74,173)	$(61,352)	$(12,821)

¹ The amounts for the six months ended June 30, 2025 and 2024 include one-time milestone payments to Aurigene of $10 million and $5M, respectively.

Research and development expenses

The following table summarizes our research and development expenses by functional area for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	$ Change
	(in thousands)
CROs, CMOs and other clinical development related third-party vendor expenses	$27,233	$22,960	$4,273
Compensation and related benefits	17,808	12,645	5,163
Other research and development expenses	12,475	10,742	1,733
Milestone payment made to Aurigene	10,000	5,000	5,000
Stock-based compensation	7,010	7,645	(635)
Total research and development expenses	$74,526	$58,992	$15,534

Research and development expenses for the six months ended June 30, 2025 were $74.5 million, compared to $59.0 million for the six months ended June 30, 2024. The increase of $15.5 million was primarily related to (i) increased spending on clinical development-related activities as we continue to advance palazestrant through late-stage clinical trials, (ii) increased spending related to the advancement of OP-3136, (iii) increased personnel-related costs due to higher headcount, and (iv) $5.0 million higher milestone payment to Aurigene, partially offset by a decrease in non-cash stock-based compensation expense of $0.6 million.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2025 were $8.2 million compared to $8.9 million for the six months ended June 30, 2024. The decrease of $0.7 million was primarily related to a decrease in non-cash stock-based compensation expense of $0.9 million, partially offset by increased spending on corporate-related costs.

Other income

Other income for the six months ended June 30, 2025 was $8.6 million, compared to $6.5 million for the six months ended June 30, 2024. The increase of $2.1 million was primarily due to an increase in interest income from our investments in interest-bearing money market funds and marketable securities.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $43.8 million and $30.4 million for the three months ended June 30, 2025 and 2024, respectively, and $74.2 million and $61.4 million for the six months ended June 30, 2025 and 2024, respectively. Through June 30, 2025, we had received aggregate gross proceeds of $790.1 million from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, sale of stock through the Company’s 2020 Employee Stock Purchase Plan (ESPP).

As of June 30, 2025, we had $361.9 million in cash, cash equivalents and marketable securities and accumulated deficit of $509.3 million. We had an outstanding liability under our Credit Facility, as defined below, of $3.0 million as of June 30, 2025.

On September 5, 2023, we entered into a loan and security agreement (the Original Loan Agreement) with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (the Bank), which provided us with an aggregate principal amount of up to $50.0 million (the Original Credit Facility), of which $25.0 million became available in September 2023 (Term Loan A) upon the closing of a private placement and issuance of our common stock to selected institutional and accredited investors pursuant to a securities purchase agreement, and the remaining $25.0 million could have been made available upon approval of the Bank in its discretion. The Original Credit Facility was to mature on August 1, 2027. On June 28, 2024, we entered into the First Amendment to Loan and Security Agreement (the First Amendment) with the Bank, which, among other things, (i) increased the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million of which the Term Loan A of $25.0 million was immediately available, an additional $25.0 million will become available upon achieving certain milestones related to execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million which may be made available upon approval of the Bank in its discretion, and (ii) extended the maturity date to July 1, 2028 (Maturity Date). On June 27, 2025, we entered into a Second Amendment to Loan and Security Agreement (the Second Amendment, and the Original Loan Agreement, as amended by the First Amendment, the Credit Facility) with the Bank, which, among other things, (i) decreased the interest rate to a floating rate equal to the greater of 6.0% or the prime rate, and (ii) extended the draw period of Term Loan A to January 15, 2026. As of June 30, 2025, we had drawn down $3.0 million from the Credit Facility.

On November 29, 2024, we entered into a securities purchase agreement for a private placement of (i) 19,928,875 shares of our common stock at a price of $9.08 per share and (ii) pre-funded warrants to purchase up to an aggregate of 7,604,163 shares of our common stock at a price of $9.0799 per pre-funded warrant, which represents the per share purchase price of the common stock sold in the private placement less the $0.0001 per share exercise price for each pre-funded warrant to selected institutional and accredited investors (the 2024 Private Placement). The aggregate gross proceeds for the 2024 Private Placement was approximately $250.0 million. After deducting offering expenses related to the 2024 Private Placement of approximately $13.0 million, the net proceeds to us from the 2024 Private Placement were approximately $237.0 million. Concurrently, on November 29, 2024, we entered in an exchange agreement with an investor and issued to such investor pre-funded warrants to purchase up to 3,420,000 shares of our common stock at an exercise price of $0.0001 per share, in exchange for 3,420,000 shares of our common stock previously outstanding and held by such investor. Thereafter, on January 10, 2025, we entered into exchange agreements with certain investors pursuant to which we issued pre-funded warrants to purchase up to 6,070,000 shares of our common stock at an exercise price of $0.0001 per share, in exchange for 6,070,000 shares of our common stock previously outstanding and held by such investors. Certain holders of pre-funded warrants (together with such holder’s affiliates and other attribution parties) may not exercise pre-funded warrants held by them to the extent that immediately prior to or after giving effect to such exercise such holder would own more than 9.99% of our outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% upon 61 days’ notice to us, subject to the terms of the pre-funded warrants. Refer to Note 12 of our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information regarding the exchange transactions.

On January 5, 2024, we entered into a sales agreement (the 2024 Sales Agreement), with Cowen and Company, LLC (Cowen and Company), as sales agent, pursuant to which we were permitted to offer and sell, from time to time, shares of our common stock, having an aggregate offering price of up to $150.0 million (the 2024 ATM Shares). The sales of the 2024 ATM Shares were made as an “at-the-market” (ATM) equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act. We agreed to pay Cowen and Company a commission of up to 3.0% of the aggregate gross proceeds from any 2024 ATM Shares sold by Cowen and Company. During the year ended December 31, 2024, we issued 1,772,278 shares of our common stock under the Sales Agreement at a weighted-average price of $13.19 for net proceeds of $22.8 million after deducting related issuance costs.

On January 6, 2025, we entered into a sales agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC, (TD Cowen) as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the 2025 ATM Shares). The 2025 Sales Agreement replaced our 2024 Sales Agreement, and no further sales may be made pursuant to the 2024 Sales Agreement. The sales of the 2025 ATM Shares will be made by any method permitted that is deemed to be an ATM equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any 2025 ATM Shares sold by TD Cowen. There were no sales under the 2025 Sales Agreement during the six months ended June 30, 2025 and as of June 30, 2025, $150.0 million remained available for issuance under the 2025 Sales Agreement.

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

We expect our cash, cash equivalents, and marketable securities as of June 30, 2025, as well as the available balance under the Credit Facility, will enable us to fund our current operating plan for at least the next 12 months from the filing date of these condensed consolidated financial statements.

Refer to Notes 9, 10 and 11 of our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information regarding our material cash requirements; other than as set forth therein, there have been no material changes outside the ordinary course of business during the three and six months ended June 30, 2025 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

Identifying potential product candidates and conducting non-clinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of one or more product candidates that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(73,862)	$(51,051)
Net cash used in investing activities	(10,849)	(25,022)
Net cash provided by (used in) financing activities	(2,296)	24,426
Net decrease in cash and cash equivalents	$(87,007)	$(51,647)

Operating activities

Net cash used in operating activities during the six months ended June 30, 2025 consisted primarily of our net loss of $74.2 million, non-cash interest income on our marketable securities of $3.8 million and net decrease in operating assets and liabilities of $5.2 million, offset by non-cash charges of $9.3 million. The net loss consisted primarily of $74.5 million in research and development expenses and $8.2 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation expense of $9.1 million, depreciation and amortization expenses of $0.3 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $0.6 million. The net decrease in operating assets and liabilities was primarily due to (i) a decrease of $3.6 million in accounts payable, which is primarily related to timing of invoicing by vendors and related payments, (ii) an increase of other assets and long-term deposits of $1.7 million due to project deposits paid to CROs as we advance OP-3136 and prepare initiation activities for OPERA-02, and (iii) an increase in prepaid expenses and other current assets of $1.3 million. The changes are partially offset by an increase of $1.5 million in accrued and other current liabilities.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025 was predominantly due to purchases of marketable securities which were partially offset by maturities of marketable securities.

Net cash used in investing activities during the six months ended June 30, 2024 was predominantly due to purchases of marketable securities which were partially offset by maturities of marketable securities.

Financing activities

Net cash used in financing activities during the six months ended June 30, 2025 was predominately due to the $6.5 million payment of issuance costs related to the 2024 Private Placement, partially offset by $3.0 million draw down under our Credit Facility, $0.7 million from the sale of our common stock under the ESPP, and $0.5 million from the exercise of stock options.

Net cash provided by financing activities during the six months ended June 30, 2024 consists of $22.8 million in net proceeds from the sale of 2024 ATM Shares, $1.0 million from the exercise of stock options, and $0.7 million from the sale of our common stock under the ESPP.

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

During the three months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended June 30, 2025, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company, and we have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses since inception. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing our lead product candidate, palazestrant (OP-1250), securing related intellectual property rights, conducting non-clinical studies, conducting multiple Phase 1/2 studies of palazestrant, initiating and conducting a Phase 3 clinical trial of palazestrant, preparing for another Phase 3 clinical trial of palazestrant, conducting non-clinical studies of OP-3136, and initiating and conducting a Phase 1 study of OP-3136. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

Developing pharmaceutical products, including conducting non-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses will increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, palazestrant. We anticipate incurring significant costs associated with the development of our lead product candidate, palazestrant, OP-3136 and any future product candidates we may develop. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA), or other regulatory authorities to perform clinical trials or non-clinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for palazestrant, OP-3136 or other product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Our estimates as to how long until we are able to commercialize one or more of our product candidates are based on assumptions that may prove to be wrong, and we may require more time and resources than we currently anticipate, and may exhaust our available capital resources before we are able to generate any revenue from product sales. In addition, because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control including a negative return on our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the geopolitical and macroeconomic environment, generally, including economic uncertainty, market volatility, labor shortages, recent and changing tariff policy announcements, tariffs, trade tensions and retaliatory measures by other countries, supply chain disruptions, the ongoing conflicts between Ukraine and Russia and in the Middle East, as well as any related political or economic responses and counter-responses or otherwise by various global actors, inflationary pressures, monetary supply shifts, increased recession risk, and related financial instability. Advancing the development of palazestrant, OP-3136 and any future product candidates we may develop will require a significant amount of capital, and our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the activities that are necessary to complete the development of palazestrant and OP-3136.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through sales of our equity securities, including sales of our common stock and pre-funded warrants to purchase our common stock to selected institutional and accredited investors in private placement transactions, at-the-market offerings, our initial public offering and private financings. We have incurred net losses of $43.8 million and $30.4 million for the three months ended June 30, 2025 and 2024, respectively. We had an accumulated deficit of $509.3 million as of June 30, 2025. Our losses have resulted principally from expenses incurred in research and development of palazestrant, OP-3136 and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, palazestrant, and OP-3136 are both in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for palazestrant or OP-3136 in one of our lead indications and proceed to commercializing palazestrant or OP-3136, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for palazestrant in other indications or for OP-3136.

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

In addition, our condensed consolidated financial statements for the three months ended June 30, 2025 and 2024 included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for palazestrant or OP-3136. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long term.

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

On September 5, 2023, we entered into a loan and security agreement (the Original Loan Agreement) with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (the Bank), which provided us with an aggregate principal amount of up to $50.0 million (the Original Credit Facility), of which $25.0 million became available in September 2023 (Term Loan A) upon the closing of a private placement and issuance of our common stock to selected institutional and accredited investors pursuant to a securities purchase agreement, and the remaining $25.0 million could have been made available upon approval of the Bank in its discretion. The Original Credit Facility was to mature on August 1, 2027. On June 28, 2024, we entered into the First Amendment to Loan and Security Agreement (the First Amendment) with the Bank, which, among other things, (i) increased the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million of which the Term Loan A of $25.0 million was immediately available, an additional $25.0 million will become available upon achieving certain milestones related to execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million which may be made available upon approval of the Bank in its discretion, and (ii) extended the maturity date to July 1, 2028 (Maturity Date). On June 27, 2025, we entered into a Second Amendment to Loan and Security Agreement (the Second Amendment, together with the Original Loan Agreement and the First Amendment, the Loan Agreement, and such credit facility, the Credit Facility) with the Bank, which, among other things, (i) decreased the interest rate to a floating rate equal to the greater of 6.0% or the prime rate, and (ii) extended the draw period of Term Loan A to January 15, 2026. As of June 30, 2025, we had drawn down $3.0 million from the Credit Facility.

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

In addition, even if we obtain approval of palazestrant or OP-3136 for a lead indication, regulatory authorities may not approve palazestrant or OP-3136 for other indications, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy (REMS), or comparable foreign strategy. Certain regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or may approve palazestrant or OP-3136 with a label that does not include the labeling claims necessary or desirable for success. In addition, regulatory authorities in certain countries may not approve the price we intend to charge for the product we develop. If we are unable to obtain regulatory approval of palazestrant or OP-3136, or if regulatory approval is limited, our business, financial condition, results of operation and prospects will be significantly harmed.

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

We intend to develop palazestrant, and may develop OP-3136 or other future product candidates, in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, we have a Phase 1/2 study of palazestrant in a combination trial with a CDK4/6 inhibitor, and additional Phase 1/2 studies of palazestrant in combination with another CDK4/6 inhibitor and with a PI3Ka inhibitor. We also expect to initiate OPERA-02, a proposed Phase 3 clinical trial of palazestrant in combination with a CDK4/6 inhibitor, ribociclib, in the third quarter of 2025.

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

As of June 30, 2025, we had 117 employees, 116 of whom were full-time, consisting of clinical, research, operations, regulatory, and administrative personnel. Thirty-three of our employees hold Ph.D. or M.D. degrees. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Furthermore, if the third-party providers of therapies or therapies in development used in combination with palazestrant are unable to produce sufficient quantities for clinical trials or for commercialization of palazestrant, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations and prospects. For example, for our Phase 1b/2 study of palazestrant in combination with KISQALI® (ribociclib) or PIQRAY® (alpelisib), or the Novartis Study Drugs, in patients with metastatic ER+ breast cancer, we entered into an Amended and Restated Clinical Collaboration and Supply Agreement with Novartis Institutes for BioMedical Research, Inc., as amended by Amendment No. 1 to Amended and Restated Clinical Collaboration and Supply Agreement between us and Novartis, and Amendment No. 2 to Amended and Restated Clinical Collaboration and Supply Agreement between us and Novartis (as amended, the Novartis Agreement). Under the terms of the Novartis Agreement, Novartis is providing KISQALI® (ribociclib) and PIQRAY® (alpelisib) for the clinical trial. If Novartis is unable to timely manufacture or provide KISQALI® (ribociclib) or PIQRAY® (alpelisib), or if the Novartis Agreement terminates and we are unable to obtain KISQALI® (ribociclib) or PIQRAY® (alpelisib) on the current terms, our Phase 1b/2 study may be delayed and the cost to us to conduct this trial may significantly increase, which would significantly harm our business, financial condition, results of operations and prospects. In addition, for our Phase 3 clinical trial of palazestrant in combination with ribociclib in ER+/HER2- frontline advanced or metastatic breast cancer, we entered into a Clinical Trial Collaboration and Supply Agreement with Novartis Pharma. Under the terms of the Novartis Pharma Agreement, Novartis Pharma will manufacture and supply ribociclib. If Novartis Pharma is unable to timely manufacture or supply ribociclib, or if the Novartis Pharma Agreement terminates and we are unable to obtain ribociclib on the current terms, our Phase 3 clinical trial may be delayed and the cost to us to conduct this trial may significantly increase. Either of these outcomes would significantly harm our business, financial condition, results of operations and prospects. Refer to Note 10 of our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information regarding the Novartis Agreement and the Novartis Pharma Agreement.

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

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2024 to August 7, 2025 has ranged from a low of $3.06 to a high of $16.62. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

As of August 7, 2025, we had 68,634,329 shares of common stock and pre-funded warrants to purchase up to 17,094,163 shares of common stock outstanding (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations). Refer to Notes 2 and 12 of our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information regarding the pre-funded warrants. Shares issued upon the exercise of any such pre-funded warrants as well as stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

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

We have in the past, and may again in the future seek additional capital through a variety of means, including through public or private equity offerings, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, in December 2024, we completed a private placement of 19,928,875 shares of our common stock and pre-funded warrants to purchase up to 7,604,163 shares of our common stock to selected institutional and accredited investors pursuant to a securities purchase and exchange agreement in connection with the 2024 Private Placement. In addition, in January 2025, we entered into the 2025 Sales Agreement with TD Cowen pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million in one or more at-the-market offerings which replaced the 2024 Sales Agreement with Cowen and Company. As of the quarter ended June 30, 2025, we have issued 1,772,278 shares of our common stock under the 2024 Sales Agreement and we have not issued any shares of common stock under the 2025 Sales Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, including pursuant to exercises of outstanding pre-funded warrants or sales under the 2025 Sales Agreement, your ownership interest will be diluted, our stock price could fall and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Future financing activities may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to palazestrant or future product candidates we may develop, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8‑K	001‑39712	3.1	11/23/2020
3.2	Amended and Restated Bylaws.	8‑K	001‑39712	3.1	12/16/2022
10.1*#	Olema Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy
10.2*	Second Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, dated June 27, 2025
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Olema Pharmaceuticals, Inc.

Date: August 11, 2025	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Operating and Financial Officer (Principal Financial Officer and Principal Accounting Officer)