Form 10-Q
period 2025-09-30
Olema Pharmaceuticals, Inc.
filed 2025-11-10
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the number of outstanding shares of the Registrant’s common stock was 68,659,923. This number does not include 17,094,163 shares of common stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations) (See Notes 2 and 12 to Registrant's condensed consolidated financial statements).

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$35,260	$139,480
Marketable securities	293,700	294,606
Prepaid expenses and other current assets	5,369	4,387
Total current assets	334,329	438,473
Operating lease right-of-use assets	1,419	1,314
Other assets and long-term deposits	16,705	11,192
Total assets	$352,453	$450,979

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,474	$4,460
Operating lease liabilities, current	1,168	1,172
Other current liabilities (Note 6)	37,013	36,126
Total current liabilities	41,655	41,758
Operating lease liabilities, net of current portion	310	257
Long-term borrowing	3,000	—
Total liabilities	44,965	42,015
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 68,652,730 and 74,312,608 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	7	7
Additional paid-in capital	858,451	843,920
Accumulated other comprehensive income	526	143
Accumulated deficit	(551,496)	(435,106)
Total stockholders’ equity	$307,488	$408,964
Total liabilities and stockholders’ equity	$352,453	$450,979

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development¹	$39,951	$33,226	$114,477	$92,218
General and administrative	5,926	4,395	14,137	13,272
Total operating expenses	45,877	37,621	128,614	105,490
Loss from operations	(45,877)	(37,621)	(128,614)	(105,490)
Other income:
Interest income	3,648	2,928	12,214	9,388
Other income	12	138	10	195
Total other income	3,660	3,066	12,224	9,583
Net loss	$(42,217)	$(34,555)	$(116,390)	$(95,907)
Net loss per share, basic and diluted	$(0.49)	$(0.60)	$(1.36)	$(1.80)
Weighted average shares used to compute net loss per share, basic and diluted²	85,732,221	57,262,803	85,553,078	53,194,081

¹The amounts for the nine months ended September 30, 2025 and 2024 include one-time milestone payments to Aurigene of $10,000 and $5,000, respectively.

² For the three and nine months ended September 30, 2025, the weighted average shares used to compute net loss per share, basic and diluted, include the effect from the pre-funded warrants.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(42,217)	$(34,555)	$(116,390)	$(95,907)
Other comprehensive gain:
Net unrealized gain on marketable securities	212	582	383	117
Total comprehensive loss	$(42,005)	$(33,973)	$(116,007)	$(95,790)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except for share amounts)

	Three Months Ended September 30, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2025	68,627,886	$7	$854,194	$314	$(509,279)	$345,236
Stock-based compensation expense, including employee stock purchase plan expense	—	—	4,250	—	—	4,250
Exercise of stock options	24,844	—	7	—	—	7
Net unrealized gain on marketable securities	—	—	—	212	—	212
Net loss	—	—	—	—	(42,217)	(42,217)
Balances at September 30, 2025	68,652,730	$7	$858,451	$526	$(551,496)	$307,488

	Nine Months Ended September 30, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2024	74,312,608	$7	$843,920	$143	$(435,106)	$408,964
Stock-based compensation expense, including employee stock purchase plan expense	—	—	13,320	—	—	13,320
Issuance of shares under employee stock purchase plan	206,609	—	748	—	—	748
Exercise of stock options	203,513	—	477	—	—	477
Issuance cost associated with private equity placement	—	—	(14)	—	—	(14)
Exchange of common stock shares for pre-funded warrants	(6,070,000)	—	—	—	—	—
Net unrealized gain on marketable securities	—	—	—	383		383
Net loss	—	—	—	—	(116,390)	(116,390)
Balances at September 30, 2025	68,652,730	$7	$858,451	$526	$(551,496)	$307,488

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

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(116,390)	$(95,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	303	277
Non-cash lease expense	875	863
Non-cash interest income on marketable securities	(5,135)	(6,547)
Stock-based compensation expense, including employee stock purchase plan expense	13,320	16,259
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(960)	1,475
Other assets and long-term deposits	(5,649)	(2,589)
Accounts payable	(1,175)	(13)
Other current liabilities	7,353	8,972
Operating lease liabilities	(931)	(857)
Net cash used in operating activities	(108,389)	(78,067)
Cash flows from investing activities:
Purchase of equipment	—	(159)
Maturities of marketable securities	253,794	226,786
Purchases of marketable securities	(247,370)	(205,729)
Net cash provided by investing activities	6,424	20,898
Cash flows from financing activities:
Issuance of shares under at-the-market offering, net of issuance costs of $166	—	22,787
Issuance costs for shares issued under 2024 private placement	(6,514)	—
Proceeds from borrowings under Credit Facility (Note 11)	3,000	—
Proceeds from issuance of common stock under employee stock purchase plan	748	650
Proceeds from exercise of stock options	511	1,081
Net cash (used in) provided by financing activities	(2,255)	24,518
Net decrease in cash and cash equivalents	(104,220)	(32,651)
Cash and cash equivalents at beginning of period	139,480	68,539
Cash and cash equivalents at end of period	$35,260	$35,888

Supplemental disclosure of cash flow information
Right-of-use asset obtained in exchange for operating lease liabilities	$896	$—

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

The Company is located in San Francisco, California and was incorporated in Delaware on August 7, 2006 under the legal name of CombiThera, Inc., and on March 25, 2009, was renamed Olema Pharmaceuticals, Inc. The Company’s principal operations are based in San Francisco, California, and it has operations in Cambridge, Massachusetts. Olema Oncology Australia Pty Ltd was incorporated on January 6, 2021, and is a wholly-owned subsidiary of the Company (collectively with Olema Pharmaceuticals, Inc., referred to as “Olema” or the “Company” herein). It operates in one business segment and therefore has only one reportable segment. The Company is subject to risks and uncertainties common to late-stage companies in the biopharmaceutical industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of geopolitical and macroeconomic events discussed in further detail below, the ability to secure additional capital to fund operations and commercial success of its product candidates. Palazestrant, OP-3136 and any future product candidates the Company may develop will require extensive non-clinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

The Company had $329.0 million of cash, cash equivalents and marketable securities at September 30, 2025, in addition to an available balance of $22.0 million under the Loan and Security Agreement dated as of September 5, 2023 (the “Original Loan Agreement”), by and between the Company, as borrower, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”), as amended by the First Amendment to Loan and Security Agreement, dated June 28, 2024, by and between the Company and the Bank (the "First Amendment"), as further amended by the Second Amendment to Loan and Security Agreement, dated June 27, 2025 by and between the Company and the Bank (the "Second Amendment" and, collectively with the First Amendment and the Original Loan Agreement, the "Loan Agreement"). Refer to Note 11. Long-term Borrowing for further details. Management believes that the Company’s cash, cash equivalents, marketable securities, and the amounts available under the Loan Agreement will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the filing date of these condensed consolidated financial statements.

At-The-Market Offering

On January 6, 2025, the Company entered into a sales agreement (the "2025 Sales Agreement") with TD Securities (USA) LLC, ("TD Cowen") as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the “2025 ATM Shares”). The 2025 Sales Agreement replaces the prior sales agreement entered into between the Company and Cowen and Company, LLC dated January 5, 2024 (the "2024 Sales Agreement"). During the year ended December 31, 2024, the Company issued 1,772,278 shares of its common stock under the 2024

Sales Agreement at a weighted average price of $13.19 for net proceeds of $22.8 million after deducting related issuance costs. The sales of the 2025 ATM Shares will be made by any method permitted that is deemed to be an "at-the-market" equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. The Company has agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any 2025 ATM Shares sold by TD Cowen. There were no sales under the 2025 Sales Agreement during the three and nine months ended September 30, 2025. As of September 30, 2025, $150.0 million remained available for issuance under the 2025 Sales Agreement.

Private Placement

On November 29, 2024, the Company entered into a securities purchase agreement for a private placement of (i) 19,928,875 shares of our common stock at a price of $9.08 per share and (ii) pre-funded warrants to purchase up to an aggregate of 7,604,163 shares of our common stock at a price of $9.0799 per pre-funded warrant, which represents the per share purchase price of the common stock sold in the private placement less the $0.0001 per share exercise price for each pre-funded warrant to selected institutional and accredited investors (the "2024 Private Placement"). The aggregate gross proceeds for the 2024 Private Placement were approximately $250.0 million. After deducting offering expenses related to the 2024 Private Placement of approximately $13.0 million, the net proceeds to us from the 2024 Private Placement were approximately $237.0 million.

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

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet as of September 30, 2025, the statements of operations and comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three- and nine-month periods are also unaudited. The results of operations presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10‑K as filed with the SEC on March 18, 2025 (the “Annual Report”).

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or fewer at the date of purchase. Cash deposits are all in reputable financial institutions in the United States as of September 30, 2025, and December 31, 2024. Cash and cash equivalents primarily consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U.S. dollars and Australian dollars, and investments in interest-bearing money market funds.

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

At the inception of an arrangement, the Company determines if an arrangement is, or contains, a lease based on the facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease, the Company (i) identifies lease and non-lease components, (ii) determines the consideration in the contract, (iii) determines whether the lease is an operating or finance lease; and (iv) recognizes lease ROU assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable, and as such, the Company uses the incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop product candidates. These costs are recorded within research and development expenses in the condensed consolidated statements of operations and include personnel expenses, stock-based compensation expenses, allocated general and administrative expenses, and external costs including fees paid to consultants and contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), in connection with non-clinical studies and clinical trials, and other related clinical trial fees, such as for investigator fees, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as either prepaid expenses and other current assets or other assets and long-term deposits. Such amounts are recognized as an expense as the goods are delivered or the related services are performed.

Costs incurred in obtaining technology licenses that do not meet the definition of a business are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

Research Contract Costs and Accruals

The Company has, from time to time, entered into various research and development and other agreements with commercial firms, researchers, universities and others for provisions of goods and services. These agreements are generally cancelable, and the related costs are recorded as research and development expenses as incurred.

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

Internal-Use Software

The Company capitalizes certain costs incurred for the development and implementation of computer software for internal use. These costs generally relate to the implementation of the third-party developed software for the Company's clinical development purposes. The Company capitalizes these costs when it is determined that it is probable that the project will be completed and the software will be used to perform the function intended, and the preliminary project stage is completed. Capitalized internal-use software development and implementation costs are included in other assets and long-term deposits within the consolidated balance sheets. Capitalized implementation costs are amortized on a straight-line basis over the estimated useful lives of five years. Costs related to the preliminary project stage, post-implementation, training and maintenance are expensed as incurred.

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

Pre-funded Warrants

The Company issued pre-funded warrants in connection with an equity private placement in 2024 and exchange agreements in November 2024 and January 2025. The Company accounts for the pre-funded warrants as a freestanding equity-linked financial instrument that met the criteria for equity classification pursuant to ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), and ASC 815, Derivatives and Hedging ("ASC 815"). Accordingly, the Company recorded the pre-funded warrants as a component of stockholders' equity within additional paid-in capital. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share of the Company's common stock, subject to beneficial ownership limitations. Exercise of the pre-funded warrants is virtually assured because the underlying common shares will be issued for nominal cash consideration or at an exercise price of $0.0001 per share. All necessary conditions for issuance of the underlying common shares were met when the pre-funded warrants were issued, and as such, related pre-funded warrants shares were included in the denominator for both the basic and diluted earnings per share calculations. Refer to Note 12. Pre-Funded Warrants for further details.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss per common share by the weighted average number of common shares outstanding for the period, including the pre-funded warrants shares. Diluted net loss per common share is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities, and by dividing the diluted net loss by the weighted average number of common shares outstanding for the period, including the pre-funded warrants shares and potential dilutive common shares. For purpose of this calculation, outstanding stock options, including unvested performance-based restricted stock unit awards and contingently issuable common stock related to the ESPP are considered potential dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

3. Fair Value Measurement

The Company assesses the fair value of financial instruments based on the provisions of ASC 820, Fair Value Measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$8,937	$—	$—	$8,937
Money market funds	19,477	—	—	19,477
Commercial paper	—	78,470	—	78,470
Corporate bonds	—	52,958	—	52,958
U.S. government treasury bills	162,296	—	—	162,296
Government-sponsored enterprise securities	—	6,933	—	6,933
Total	$190,710	$138,361	$—	$329,071

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$6,489	$—	$—	$6,489
Money market funds	118,955	—	—	118,955
Commercial paper	—	109,432	—	109,432
Corporate bonds	—	43,409		43,409
U.S. government treasury bills	144,741	—	—	144,741
Government-sponsored enterprise securities	—	11,714	—	11,714
Total	$270,185	$164,555	$—	$434,740

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$35,370	$1	$—	$35,371
Short-term marketable securities (<12 months to maturity)	238,328	290	(10)	238,608
Long-term marketable securities (>12 months to maturity)	54,847	247	(2)	55,092
Total	$328,545	$538	$(12)	$329,071

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$142,706	$4	$—	$142,710
Short-term marketable securities (<12 months to maturity)	219,062	185	(57)	219,190
Long-term marketable securities (>12 months to maturity)	72,829	53	(42)	72,840
Total	$434,597	$242	$(99)	$434,740

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

There were no marketable securities that had been in a consecutive loss position for more than 12 months as of September 30, 2025. During the three and nine months ended September 30, 2025, the Company did not recognize any other-than-temporary impairment loss. As of September 30, 2025, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

As of September 30, 2025, all of the Company’s cash and cash equivalents primarily consisted of cash on deposit with U.S. banks denominated in U.S. dollars and Australian dollars, and investments in interest-bearing money market funds.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Interest receivable	$2,052	$2,120
Prepaid subscriptions and licenses	1,339	728
Value added tax receivable	919	—
Prepaid insurance	288	1,033
Prepaid clinical development costs	194	140
Other	577	366
Total	$5,369	$4,387

5.
Other Assets and Long-Term Deposits

Other assets and long-term deposits consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Clinical development project deposits	$14,732	$9,263
System implementation costs	1,023	683
Property and equipment, net	486	746
Office lease deposits	464	485
Other	—	15
Total	$16,705	$11,192

6.
Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued research and development related costs	$29,681	$22,768
Accrued employee bonuses	5,290	5,661
Accrued corporate related costs	1,636	7,586
Accrued payroll related costs	406	111
Total	$37,013	$36,126

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	September 30,	September 30,
	2025	2024
Risk-free interest rate	4.08%	3.92%
Expected term (in years)	6.04	6.03
Expected volatility	78.10%	85.10%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	11,353,057	$10.28	6.37	$7,519
Granted	4,739,460	4.54
Exercised	(234,094)	2.83
Forfeited and cancelled	(371,993)	9.25
Outstanding as of September 30, 2025	15,486,430	$8.66	7.54	$51,958

Options vested and exercisable as of September 30, 2025	8,162,451	$9.99	6.28	$24,309
Options expected to vest as of September 30, 2025	7,323,979	$7.18	8.95	$27,649

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

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.1 million for each of the three-month periods ended September 30, 2025 and 2024, and $0.5 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the ESPP and the 2022 Inducement Plan was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,582	$4,280	$9,592	$11,925
General and administrative	1,668	1,346	3,728	4,334
Total	$4,250	$5,626	$13,320	$16,259

8.
Net Loss Per Common Share

Net Loss Per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(42,217)	$(34,555)	$(116,390)	$(95,907)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted¹	85,732,221	57,262,803	85,553,078	53,194,081
Net loss per share, basic and diluted	$(0.49)	$(0.60)	$(1.36)	$(1.80)

¹ For the three and nine months ended September 30, 2025, the weighted average shares used to compute net loss per share, basic and diluted, include the effect from the pre-funded warrants.

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Nine Months Ended September 30,
	2025	2024
Options to purchase common stock	15,486,430	11,374,048
Employee stock purchase plan contingently issuable	52,567	17,227
Unvested performance-based restricted stock unit awards	—	403,000
	15,538,997	11,794,275

9.
Lease

The Company leases certain of its facilities under non-cancellable operating leases expiring at various dates into 2027.

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

The following table summarizes total lease expense during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Straight-line operating lease expense	$300	$288	$875	$863
Variable lease expense	100	117	284	286
Total operating lease expense	$400	$405	$1,159	$1,149

The following table summarizes supplemental cash flow information during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$312	$303	$931	$856
Supplemental noncash information on lease liability arising from obtaining a right-use-asset	$—	$—	$896	$—

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of September 30, 2025 (in thousands):

Years Ending
2025 (from October 2025)	$314
2026	1,171
2027	69
Total future minimum lease payments	1,554
Less: Interest	(76)
Total lease liabilities at present value	1,478
Lease liabilities, current	1,168
Lease liabilities, non-current	$310

The following table summarizes the lease term and discount rate as of September 30:

	September 30,
	2025	2024
Weighted-average remaining lease term (years)	1.26	1.51
Weighted-average discount rate	9.00%	9.00%

10.
Commitments and Contingencies

Agreements with Novartis

2024 Clinical Trial Collaboration and Supply Agreement with Novartis

On November 29, 2024, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the "Novartis Pharma Agreement") with Novartis Pharma AG (collectively, with affiliated entities, "Novartis"). Pursuant to the Agreement, Novartis will provide the Company with ribociclib drug supply for the Company’s Phase 3 OPERA-02 clinical trial of palazestrant in combination with ribociclib in ER+/HER2- frontline advanced or metastatic breast cancer (the "OPERA-02 trial").

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

Costs incurred in connection with the Novartis Pharma Agreement are included in the research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.

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

Costs associated with research activities performed under the Novartis Agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025, and 2024, with any reimbursable costs from Novartis reflected as a reduction of such expenses. The Company had previously incurred the full agreed-upon reimbursement amount.

Agreements with Pfizer

2025 Clinical Trial Collaboration and Supply Agreement with Pfizer

In September 2025, the Company announced that it entered into a non-exclusive clinical trial collaboration and supply agreement with Pfizer Inc. (“Pfizer”) (the “2025 Pfizer Agreement”), to evaluate the safety and tolerability of palazestrant in combination with Pfizer’s proprietary investigative selective CDK4 inhibitor atirmociclib in patients with metastatic ER+, HER2- breast cancer in a Phase 1b/2 clinical trial. Under the terms of the 2025 Pfizer Agreement, the Company will be responsible for conducting the clinical trial for the combined therapies and Pfizer is responsible for supplying atirmociclib to the Company at no cost to the Company. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective patent rights in the combination of atirmociclib and palazestrant to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

The Company is responsible for manufacturing, packaging and labeling palazestrant, and for packaging and labeling all drugs used in the clinical trials for the combined therapies. Pfizer is responsible for manufacturing and delivering to us atirmociclib in such quantities as reasonably needed for the clinical trials for the combined therapies.

The 2025 Pfizer Agreement will terminate upon completion of all activities outlined in the study plan and the relevant protocols. Either party may terminate the 2025 Pfizer Agreement for the uncured material breach of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical trials for the combined therapies due to the existence of a material safety issue, or in certain circumstances for an unresolved clinical hold with respect to either atirmociclib or palazestrant. In addition, Pfizer may terminate the 2025 Pfizer Agreement if reasonably and in good faith believe that atirmociclib is being used in an unsafe manner, and either party may terminate the 2025 Pfizer Agreement if either party determines to discontinue clinical development for medical, scientific, legal or other reasons.

The 2025 Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection with the 2025 Pfizer Agreement are included in the research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.

2020 Clinical Trial Agreement with Pfizer

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection with the Pfizer Agreement are included in the research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025, and 2024.

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

The $8.0 million upfront payment was incurred in June 2022. Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as research and development expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be accrued as a provision to cost of sales in the period when achievement of respective milestone target is probable. The $5.0 million milestone payment related to initiation of the first IND-enabling safety study was incurred and recorded as research and development expenses in the accompanying condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2024. The $10.0 million milestone payment related to dosing of the fifth patient in the first Phase 1 study was incurred and recognized as research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2025.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of September 30, 2025, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 30, 2025, the Company had not incurred any material costs as a result of such indemnifications.

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

As of September 30, 2025, the Company had drawn $3.0 million from the Credit Facility which was recorded at cost and presented as long-term borrowing on the condensed consolidated balance sheet. The interest expense was less than $0.1 million for the three months and nine months ended September 30, 2025, which was included in other income on the condensed consolidated statements of operations and comprehensive loss.

12. Pre-Funded Warrants

The Company accounts for the pre-funded warrants as a freestanding equity-linked financial instrument that met the criteria for equity classification pursuant to ASC 480 and ASC 815. Accordingly, the Company recorded the pre-funded warrants as a component of stockholders' equity within additional paid-in capital. The following table summarizes the pre-funded warrants issued as of September 30, 2025:

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, and these statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

Our pivotal Phase 3 clinical trial of palazestrant as a monotherapy in second/third-line ER+/HER2- MBC, OPERA-01, is ongoing. 90mg of once-daily palazestrant has been selected as the dose for Part 2 of OPERA-01. We anticipate top-line results for this trial in the second half of 2026, expect to submit the New Drug

Application in 2027, and anticipate U.S. Food and Drug Administration (FDA) approval and commercial launch in late 2027.

In combination, we are investigating palazestrant in multiple Phase 1/2 studies with CDK4/6 inhibitors (palbociclib or ribociclib), a phosphatidylinositol-3-kinase alpha (PI3Ka) inhibitor (alpelisib), with an mTOR inhibitor (everolimus). We have also entered into a clinical trial collaboration and supply agreement with Pfizer Inc. (Pfizer) to evaluate the safety and combinability of palazestrant and atirmociclib, Pfizer's investigative selective CDK4 inhibitor, in patients with ER+/HER2- MBC. We expect to initiate this Phase 1b/2 study in the fourth quarter of 2025.

We presented updated results from the ongoing Phase 1b/2 study of palazestrant in combination with ribociclib in patients with ER+/HER2- advanced or MBC at the San Antonio Breast Cancer Symposium (SABCS) in December 2024. In March 2025, we disclosed updated median progression-free survival (mPFS) from this study at the TD Cowen 45th Annual Health Care Conference. As of a data cutoff date of February 18, 2025, the mPFS was 13.8 months in 56 patients treated with 120 mg of palazestrant and 600 mg of ribociclib daily. 40 of the 56 patients had received prior treatment of a CDK4/6i plus an endocrine therapy; the mPFS in this population was 13.1 months.

In October 2025, we presented updated data from this study at the European Society for Medical Oncology (ESMO) Congress. As of the data cutoff date of July 8, 2025, in the 120 mg palazestrant dose cohort, with a median follow-up of more than 19 months, mPFS are mature. mPFS was 15.5 months for all patients and 12.2 months for those who received prior treatment with CDK4/6i, including 9.2 months for patients with estrogen receptor 1 (ESR1) wild-type tumors and 13.8 months for patients with tumors with ESR1 mutations. In the 90 mg palazestrant dose cohort, with a median follow-up of 10.8 months, mPFS was not reached.

Further, we have initiated patient enrollment in the pivotal Phase 3 clinical trial of 90 mg of once-daily palazestrant in combination with 600 mg of ribociclib daily in front-line ER+/HER2- MBC, called OPERA-02. The execution of OPERA-02 is supported by our clinical trial collaboration and supply agreement with Novartis Pharma AG (collectively, with affiliated entities, Novartis), entered into in November 2024 (Novartis Pharma Agreement). Under the terms of the Novartis Pharma Agreement, Novartis will provide Olema with ribociclib drug supply for OPERA-02. We anticipate top-line data in 2028 and anticipate potential FDA approval and commercial launch in the frontline MBC setting in the U.S. in 2029.

Our second product candidate in clinical development, called OP-3136, is a novel, orally-available small molecule that potently and selectively inhibits KAT6, an epigenetic target that is dysregulated in breast and other cancers. The IND application for OP-3136 was cleared by the FDA in late 2024 and the Phase 1 study is now enrolling patients. In April 2025, we presented new preclinical data at the AACR Annual Meeting demonstrating the anti-tumor activity of OP-3136 in prostate, ovarian, and non-small cell lung cancer models. We expect initial clinical results from the OP-3136 Phase 1 study in mid-2026, potential additional data readout in 2027, and potential initiation of a Phase 3 clinical trial in 2028. Based on our internal estimates, we believe that the current global market potential for OP-3136 in the second/third-line ER+/HER2- MBC market is approximately $5 billion.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, research and development activities, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting non-clinical studies and clinical trials and providing general and administrative support for these operations.

We do not have any product candidates approved for commercial sale, and we have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development and eventual commercialization of one or more of our product candidates, which we expect, if it ever occurs, will take a number of years. We also do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for non-clinical and clinical testing, as well as for commercial manufacturing if any of our product candidates obtain marketing approval. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $42.2 million and $34.6 million for the three months ended September 30, 2025 and 2024, respectively, and $116.4 million and $95.9 million for the nine months ended September 30, 2025 and 2024, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, make potential milestone payments to our licensors, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of September 30, 2025, we had an accumulated deficit of $551.5 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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
•
expenses related to regulatory activities, including filing fees paid to regulatory agencies; and
•
allocated facility-related costs, which include rent, depreciation and maintenance expenses, and other operating costs.

Internal expenses include employee and personnel-related costs and expenses, including salaries, benefits and stock-based compensation expense for employees and personnel engaged in research and development functions.

We expense research and development expenses in the periods in which they are incurred. Costs for certain activities, such as manufacturing, non-clinical studies, and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

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

General and administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense, for personnel in executive, finance, accounting, business development, communications, legal, human resources, information technology (IT), and administrative functions. General and administrative expenses also include costs not otherwise included in research and development expenses, including corporate facility costs, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance, and professional fees for legal, patent and consulting services.

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

Total other income

Total other income consists of interest income and other income (expense). Interest income primarily consists of interest earned from our cash equivalents and marketable securities. Other income (expense) primarily consists of unrealized foreign currency remeasurement gain (loss), interest expense, and other miscellaneous income (expense) not related to operating activities.

Results of operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change
	(in thousands)
Operating expenses:
Research and development	$39,951	$33,226	$6,725
General and administrative	5,926	4,395	1,531
Total operating expenses	45,877	37,621	8,256
Loss from operations	(45,877)	(37,621)	(8,256)
Other income:
Interest income	3,648	2,928	720
Other income	12	138	(126)
Total other income	3,660	3,066	594
Net loss	$(42,217)	$(34,555)	$(7,662)

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change
	(in thousands)
CROs, CMOs and other clinical development related third-party vendor expenses	$21,143	$14,557	$6,586
Compensation and related benefits	9,624	6,994	2,630
Other research and development expenses	6,602	7,395	(793)
Stock-based compensation	2,582	4,280	(1,698)
Total research and development expenses	$39,951	$33,226	$6,725

Research and development expenses for the three months ended September 30, 2025 were $40.0 million, compared to $33.2 million for the three months ended September 30, 2024. The increase of $6.7 million was primarily related to (i) increased spending on clinical development-related activities as we continue to advance palazestrant through late-stage clinical trials, (ii) increased spending related to the advancement of OP-3136, and (iii) increased personnel-related costs due to higher headcount, partially offset by a decrease in non-cash stock-based compensation expense of $1.7 million mainly due to lower fair value of options granted in 2025.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2025 were $5.9 million compared to $4.4 million for the three months ended September 30, 2024. The increase of $1.5 million was primarily attributable to higher corporate-related costs and an increase in non-cash stock-based compensation expense of $0.3 million due to higher headcount, partially offset by lower fair value of options granted in 2025.

Other income

Other income for the three months ended September 30, 2025 was $3.7 million, compared to $3.1 million for the three months ended September 30, 2024. The increase of $0.6 million was primarily due to an increase in interest income from our investments in interest-bearing money market funds and marketable securities.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change
	(in thousands)
Operating expenses:
Research and development¹	$114,477	$92,218	$22,259
General and administrative	14,137	13,272	865
Total operating expenses	128,614	105,490	23,124
Loss from operations	(128,614)	(105,490)	(23,124)
Other income:
Interest income	12,214	9,388	2,826
Other income	10	195	(185)
Total other income	12,224	9,583	2,641
Net loss	$(116,390)	$(95,907)	$(20,483)

¹The amounts for the nine months ended September 30, 2025 and 2024 include one-time milestone payments to Aurigene of $10,000 and $5,000, respectively.

Research and development expenses

The following table summarizes our research and development expenses by functional area for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change
	(in thousands)
CROs, CMOs and other clinical development related third-party vendor expenses	$48,376	$37,517	$10,859
Compensation and related benefits	27,432	19,306	8,126
Other research and development expenses	19,077	18,470	607
Milestone payment made to Aurigene	10,000	5,000	5,000
Stock-based compensation	9,592	11,925	(2,333)
Total research and development expenses	$114,477	$92,218	$22,259

Research and development expenses for the nine months ended September 30, 2025 were $114.5 million, compared to $92.2 million for the nine months ended September 30, 2024. The increase of $22.3 million was primarily related to (i) increased spending on clinical development-related activities as we continue to advance palazestrant through late-stage clinical trials, (ii) increased spending related to the advancement of OP-3136, (iii) $5.0 million higher milestone payment to Aurigene, and (iv) increased personnel-related costs due to higher headcount, partially offset by a decrease in non-cash stock-based compensation expense of $2.3 million mainly due to lower fair value of options granted in 2025.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2025 were $14.1 million compared to $13.3 million for the nine months ended September 30, 2024. The increase of $0.8 million was primarily related to higher corporate-related costs, partially offset by a decrease in non-cash stock-based compensation expense of $0.6 million due to lower fair value options granted in 2025.

Other income

Other income for the nine months ended September 30, 2025 was $12.2 million, compared to $9.6 million for the nine months ended September 30, 2024. The increase of $2.6 million was primarily due to an increase in interest income from our investments in interest-bearing money market funds and marketable securities.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $42.2 million and $34.6 million for the three months ended September 30, 2025 and 2024, respectively, and $116.4 million and $95.9 million for the nine months ended September 30, 2025 and 2024, respectively. Through September 30, 2025, we had received aggregate gross proceeds of $793.2 million from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, sale of stock through the Company’s 2020 Employee Stock Purchase Plan (ESPP) and borrowings under our Credit Facility, as defined below.

As of September 30, 2025, we had $329.0 million in cash, cash equivalents and marketable securities and accumulated deficit of $551.5 million.

On September 5, 2023, we entered into a loan and security agreement (the Original Loan Agreement) with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (the Bank), which provided us with an aggregate principal amount of up to $50.0 million (the Original Credit Facility), of which $25.0 million became available in September 2023 (Term Loan A) upon the closing of a private placement and issuance of our common stock to selected institutional and accredited investors pursuant to a securities purchase agreement, and the remaining $25.0 million could have been made available upon approval of the Bank in its discretion. The Original Credit Facility was to mature on August 1, 2027. On June 28, 2024, we entered into the First Amendment to Loan and Security Agreement (the First Amendment) with the Bank, which, among other things, (i) increased the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million of which the Term Loan A of $25.0 million was immediately available, an additional $25.0 million will become available upon achieving certain milestones related to execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million which may be made available upon approval of the Bank in its discretion, and (ii) extended the maturity date to July 1, 2028 (Maturity Date). On June 27, 2025, we entered into a Second Amendment to Loan and Security Agreement (the Second Amendment, and the Original Loan Agreement, as amended by the First Amendment, the Credit Facility) with the Bank, which, among other things, (i) decreased the interest rate to a floating rate equal to the greater of 6.0% or the prime rate, and (ii) extended the draw period of Term Loan A to January 15, 2026. As of September 30, 2025, we had an outstanding liability of $3.0 million under our Credit Facility, representing the full amount drawn to date.

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

On January 5, 2024, we entered into a sales agreement (the 2024 Sales Agreement), with Cowen and Company, LLC (Cowen and Company), as sales agent, pursuant to which we were permitted to offer and sell, from time to time, shares of our common stock, having an aggregate offering price of up to $150.0 million (the 2024 ATM Shares). The sales of the 2024 ATM Shares were made as an “at-the-market” (ATM) equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act. We agreed to pay Cowen and Company a commission of up to 3.0% of the aggregate gross proceeds from any 2024 ATM Shares sold by Cowen and Company. During the year ended December 31, 2024, we issued 1,772,278 shares of our common stock under the 2024 Sales Agreement at a weighted-average price of $13.19 for net proceeds of $22.8 million after deducting related issuance costs.

On January 6, 2025, we entered into a sales agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC, (TD Cowen) as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the 2025 ATM

Shares). The 2025 Sales Agreement replaced our 2024 Sales Agreement, and no further sales may be made pursuant to the 2024 Sales Agreement. The sales of the 2025 ATM Shares will be made by any method permitted that is deemed to be an ATM equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any 2025 ATM Shares sold by TD Cowen. There were no sales under the 2025 Sales Agreement during the nine months ended September 30, 2025 and as of September 30, 2025, $150.0 million remained available for issuance under the 2025 Sales Agreement.

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

We expect our cash, cash equivalents, and marketable securities as of September 30, 2025, as well as the available balance under the Credit Facility, will enable us to fund our current operating plan for at least the next 12 months from the filing date of these condensed consolidated financial statements.

Refer to Notes 9, 10 and 11 of our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information regarding our material cash requirements; other than as set forth therein, there have been no material changes outside the ordinary course of business during the three and nine months ended September 30, 2025 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(108,389)	$(78,067)
Net cash provided by investing activities	6,424	20,898
Net cash (used in) provided by financing activities	(2,255)	24,518
Net decrease in cash and cash equivalents	$(104,220)	$(32,651)

Operating activities

Net cash used in operating activities during the nine months ended September 30, 2025 consisted primarily of our net loss of $116.4 million, non-cash interest income on our marketable securities of $5.1 million and net decrease in operating assets and liabilities of $0.4 million, offset by non-cash charges of $13.6 million. The net loss consisted primarily of $114.5 million in research and development expenses and $14.1 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation expense of $13.3 million, depreciation and amortization expenses of $0.3 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $0.9 million. The net decrease in operating assets and liabilities was primarily due to (i) an increase of other assets and long-term deposits of $5.6 million due to project deposits paid to CROs as we advance OP-3136 and conduct initiation activities for OPERA-02, (ii) a decrease of $1.2 million in accounts payable, which is primarily related to timing of invoicing by vendors and related payments, and (iii) an increase in prepaid expenses and other current assets of $1.0 million. These changes were partially offset by an increase of $7.4 million in other current liabilities, which is primarily related to increased spending on clinical development-related activities as we advanced palazestrant through late-stage clinical trials and OP-3136 program, as well as initiation activities for OPERA-02.

Net cash used in operating activities during the nine months ended September 30, 2024 consisted primarily of our net loss of $95.5 million and non-cash interest income on our marketable securities of $6.5 million, offset by non-cash charges of $16.5 million and net increase in operating assets and liabilities of $7.8 million. The net loss consisted primarily of $92.2 million in research and development expenses and $13.3 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation expense of $16.3 million, depreciation and amortization expenses of $0.3 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $0.9 million. The net increase in operating assets and liabilities was primarily due to (i) an increase of $9.0 million in accrued and other current liabilities and (ii) a decrease of $1.5 million in prepaid expenses and other current assets, which is primarily due to the reimbursable research and development costs received from a collaboration partner. The net increases in operating liabilities were primarily offset by an increase of $2.6 million in other assets and long-term deposits.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2025 was predominantly due to maturities of marketable securities which were partially offset by purchases of marketable securities.

Net cash provided by investing activities during the nine months ended September 30, 2024 was predominantly due to maturities of marketable securities which were partially offset by purchases of marketable securities.

Financing activities

Net cash used in financing activities during the nine months ended September 30, 2025 was predominately due to the $6.5 million payment of issuance costs related to the 2024 Private Placement, partially offset by $3.0 million draw down under our Credit Facility, $0.7 million from the sale of our common stock under the ESPP, and $0.5 million from the exercise of stock options.

Net cash provided by financing activities during the nine months ended September 30, 2024 consists of $22.8 million in net proceeds from the sale of 2024 ATM Shares, $1.1 million from the exercise of stock options, and $0.7 million from the sale of our common stock under the ESPP.

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

During the three months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended September 30, 2025, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
If our information technology systems or those third parties with whom we work or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; or other adverse consequences.
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

We are a clinical-stage biopharmaceutical company, and we have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses since inception. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing our lead product candidate, palazestrant (OP-1250), securing related intellectual property rights, conducting non-clinical studies, conducting multiple Phase 1/2 studies of palazestrant, initiating and conducting Phase 3 clinical trials of palazestrant, conducting non-clinical studies of OP-3136, and conducting a Phase 1 study of OP-3136. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, including a negative return on our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the geopolitical and macroeconomic environment, generally, including economic uncertainty, market volatility, labor shortages, recent and changing tariff policy announcements, tariffs, trade tensions and retaliatory measures by other countries, supply chain disruptions, the ongoing conflicts between Ukraine and Russia and in the Middle East, as well as any related political or economic responses and counter-responses or otherwise by various global actors, inflationary pressures, monetary supply shifts, increased recession risk, and related financial instability. Advancing the development of palazestrant, OP-3136 and any future product candidates we may develop will require a significant amount of capital, and our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the activities that are necessary to complete the development of palazestrant and OP-3136.

We will be required to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders, or cause our stock price to decline or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility, including as a result of geopolitical and macroeconomic events discussed above, could adversely increase our need to access capital and, likewise, adversely impact our ability to access capital as and when needed. For example, inflation rates, particularly in the United States, recently increased to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of heightening these risks and further increasing economic uncertainty.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through sales of our equity securities, including sales of our common stock and pre-funded warrants to purchase our common stock to selected institutional and accredited investors in private placement transactions, at-the-market offerings, our initial public offering and private financings. We have incurred net losses of $42.2 million and $34.6 million for the three months ended September 30, 2025 and 2024, respectively. We had an accumulated deficit of $551.5 million as of September 30, 2025. Our losses have resulted principally from expenses incurred in research and development of palazestrant, OP-3136 and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, palazestrant, and OP-3136 are both in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for palazestrant or OP-3136 in one of our lead indications and proceed to commercializing palazestrant or OP-3136, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for palazestrant in other indications or for OP-3136.

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

In addition, our condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for palazestrant or OP-3136. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long term.

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

On September 5, 2023, we entered into a loan and security agreement (the Original Loan Agreement) with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (the Bank), which provided us with an aggregate principal amount of up to $50.0 million (the Original Credit Facility), of which $25.0 million became available in September 2023 (Term Loan A) upon the closing of a private placement and issuance of our common stock to selected institutional and accredited investors pursuant to a securities purchase agreement, and the remaining $25.0 million could have been made available upon approval of the Bank in its discretion. The Original Credit Facility was to mature on August 1, 2027. On June 28, 2024, we entered into the First Amendment to Loan and Security Agreement (the First Amendment) with the Bank, which, among other things, (i) increased the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million of which the Term Loan A of $25.0 million was immediately available, an additional $25.0 million will become available upon achieving certain milestones related to execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million which may be made available upon approval of the Bank in its discretion, and (ii) extended the maturity date to July 1, 2028 (Maturity Date). On June 27, 2025, we entered into a Second Amendment to Loan and Security Agreement (the Second Amendment, together with the Original Loan Agreement and the First Amendment, the Loan Agreement, and such credit facility, the Credit Facility) with the Bank, which, among other things, (i) decreased the interest rate to a floating rate equal to the greater of 6.0% or the prime rate, and (ii) extended the draw period of Term Loan A to January 15, 2026. As of September 30, 2025, we had drawn down $3.0 million from the Credit Facility.

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

If we default under the Loan Agreement, the Bank may accelerate all of our repayment obligations and exercise all of its rights and remedies under the Loan Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Bank could declare a default upon the occurrence of customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; material adverse change occurs; delisting; and a material impairment in the Bank’s security interest. Upon the occurrence of an event of default (subject, in certain cases, to notice and grace periods), obligations under the Loan Agreement may be accelerated, thereby requiring us to repay the loan immediately. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Additionally, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through non-clinical studies and initial clinical trials. In addition to the safety and efficacy traits of any product candidate, clinical trial failures may result from a multitude of factors, including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to a lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or any potential future collaborator may decide, or regulators may require us, to conduct additional clinical trials or non-clinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval.

Our future clinical trials may not be successful. If any product candidate is found to be unsafe or lacks efficacy, we will not be able to obtain regulatory approval for it and our business, financial condition, results of operations and prospects may be significantly harmed. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in composition of the patient populations, adherence to the dosing regimen and other trial protocols and the dropout rate among clinical trial participants. Patients treated with palazestrant, OP-3136 or product candidates we may develop in the future may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to palazestrant, OP-3136 or product candidates we may develop. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market palazestrant, OP-3136 or any future product candidates we may develop.

We do not know whether our current clinical trials of palazestrant or OP-3136 or any future clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market palazestrant, OP-3136 or any future product candidates we may develop. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. If we are unable to bring palazestrant, OP-3136 or any future product candidates to market, our ability to create long-term stockholder value will be limited.

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
•
subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;
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

•
selection of clinical end-points that require prolonged periods of clinical observation or analysis of the resulting data;
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

In addition, many of the factors that cause, or lead to, termination, variation or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of palazestrant, OP-3136 or any product candidates we may develop in the future. Any delays in our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize palazestrant, OP-3136 or any product candidates we may develop in the future, our competitors may be able to bring products to market before we do, and the commercial viability of palazestrant, OP-3136 or any product candidates we may develop in the future could be significantly reduced. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

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

We intend to develop palazestrant and OP-3136 and may develop future product candidates, in combination with other therapies, which exposes us to additional risks.

We intend to develop palazestrant and OP-3136 and may develop future product candidates, in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, we have a Phase 1/2 study of palazestrant in a combination trial with a CDK4/6 inhibitor, and additional Phase 1/2 studies of palazestrant in combination with another CDK4/6 inhibitor and with a PI3Ka inhibitor. We also initiated OPERA-02, a Phase 3 clinical trial of palazestrant in combination with a CDK4/6 inhibitor, ribociclib and expect to initiate a Phase 1b/2 study of palazestrant in combination with a CDK4 inhibitor in the fourth quarter of 2025.

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

From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us has resulted, and disclosure of interim data by us or by our competitors could in the future result, in volatility in the price of our common stock.

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

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with palazestrant or OP-3136. Any product candidate that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development and may become commercially available in the future for the treatment of conditions for which we are attempting to develop palazestrant and OP-3136. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. In addition, palazestrant, OP-3136 and any product candidate that we may develop in the future may need to compete with off-label drugs used by physicians to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with palazestrant, OP-3136 and any product candidate that we may develop in the future.

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

For example, if we are successful in developing palazestrant, it may compete against existing products and product candidates in development, to the extent any such product candidates are approved, for the treatment of ER+ breast cancer, including fulvestrant, marketed as Faslodex® by AstraZeneca PLC and or any generic equivalents of Faslodex that are marketed or in development; elacestrant, marketed as ORSERDUTM by Stemline Therapeutics Inc.; giredestrant (GDC-9545), being developed by Roche Holding AG/Genentech, Inc.; camizestrant (AZD9833), being developed by AstraZeneca PLC; imlunestrant, marketed as Inluriyo™ by Eli Lilly and Co.; vepdegestrant (ARV-471), being developed by Arvinas, Inc. in partnership with Pfizer, Inc.; and lasofoxifene, being developed by Sermonix Pharmaceuticals. There are also a number of KAT6 inhibitor product candidates in development that may compete with OP-3136 including PF-07248144, which is being developed by Pfizer, and MEN2312, which is being developed by Stemline Therapeutics.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and requiring substitutions of generic products and/or biosimilars. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our product. Nonetheless, palazestrant, OP-3136 or any future product candidates we may develop may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

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

We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable and requires successful completion of extensive clinical trials, which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA, EMA, the European Commission or other comparable foreign regulatory authorities use when evaluating clinical trial data can, and often do, change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA, EMA, the European Commission or other comparable foreign regulatory authorities’ policies during the period of drug development, clinical trials and FDA, EMA, the European Commission or other comparable foreign regulatory authorities’ regulatory review.

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

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA, EMA, competent authorities of EU Member States, or other regulatory authority investigation of the safety and effectiveness of our product, our manufacturing processes and facilities or our marketing programs. The FDA, EMA, competent authorities of EU Member States or other regulatory authority investigations could potentially lead to a recall of our product or more serious enforcement action, limitations on the approved indications for which it may be used or suspension, variation, or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our product, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing palazestrant or OP-3136, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance are becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could significantly harm our business, financial condition, results of operations and prospects.

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

Any regulatory approvals that we may receive for palazestrant, OP-3136 or any product candidate we develop in the future, will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve palazestrant, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, the European Commission or applicable foreign regulatory authorities approve palazestrant, OP-3136 or any product candidate we develop in the future, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for palazestrant or OP-3136 will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EU and other foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

The ability of the FDA, EMA, the European Commission or any applicable foreign regulatory authority to review and approve new products can be affected by a variety of factors, including, as applicable government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA, EMA, the European Commission, or any applicable foreign regulatory authority’s ability to perform routine functions. Average review times at the authorities have fluctuated in recent years as a result and could be delayed. In addition, government funding of the SEC and other government authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government authorities, which would adversely affect our business. If the government shutdown continues or a future prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the annual reconciliation bill known as the One Big Beautiful Bill Act, or OBBBA, was signed into law on July 4, 2025. OBBBA is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to the ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. These changes also included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our drugs, if approved, and accordingly, our business.

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

For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure single-source drugs that have been on the market for seven years covered under Medicare (the Medicare Drug Negotiation Program) and (2) imposes rebates under

Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter, more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights, which for the first time, includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example, directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an artificial intelligence (AI) task force and developing a strategic plan, directing HHS to use the IRA to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the IRA, directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans, and as part of the Make America Healthy Again, or MAHA, Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and, on April 10, 2024, the Parliament adopted its related position. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a number of changes to the regulatory framework governing medicinal products, including a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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
•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by such physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Outside the United States, interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. For example, much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in EU Member States. In addition, payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, in some EU Member States agreements with healthcare professionals may be the subject of prior notification and approval by the healthcare professional’s public employer, his or her competent professional organization and/or the national competent regulatory authorities.

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

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve ongoing substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, or comparable foreign programs integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the GDPR imposes strict requirements for processing personal data including the collection and use of health data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million British Pounds under the UK GDPR or, in each case, 4% of annual global revenue, whichever is higher; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

Any actual or perceived failure by us or the third parties with whom we work to comply with these laws, regulations, or other obligations would lead to significant consequences, including but not limited to fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, bans on processing personal data, orders to destroy or not use personal data, or other liabilities. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per-violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

Our employees and personnel may use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI, such as the EU AI Act. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations. We attempt to mitigate the associated risks, but there is no assurance that privacy and security-related safeguards will protect us from all risks associated with the third-party processing, storage and transmission of such information.

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

As we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our product in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business.

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

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, recently increased to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. A weak or declining economy could also strain our manufacturers and other service providers in our supply chain, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in countries outside of the United States. The current international trade and regulatory environment is subject to significant ongoing uncertainty. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

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

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, which among other factors, could negatively impact our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities and negative impact our growth prospects.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize palazestrant, OP-3136 or any product candidate we may develop in the future will be expensive and time-consuming, and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of palazestrant, OP-3136 or any product candidate we may develop in the future that we obtain approval to market, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize palazestrant, OP-3136 or any product candidate we may develop in the future which may receive regulatory approval or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

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

As of September 30, 2025, we had 122 full-time employees, consisting of clinical, research, operations, regulatory, and administrative personnel. Thirty-eight of our employees hold Ph.D. or M.D. degrees. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

If our information technology systems or those of third parties with whom we work or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; or other adverse consequences.

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

We intend to seek approval to market palazestrant or OP-3136 in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for palazestrant or OP-3136, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations, which could put pressure on the pricing and usage of palazestrant or OP-3136. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of palazestrant or OP-3136 will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for palazestrant or OP-3136 and may be affected by existing and future healthcare reform measures.

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

Our operations, and those of our suppliers, CMOs, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations, increase our costs and expenses and significantly harm our business, financial condition, results of operations and prospects.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. Our ability to utilize those NOL carryforwards could be limited by an “ownership change” as described above and, consequently, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Further, although we require our employees, commercial contractors, and certain consultants and investigators to enter into invention assignment agreements that grant us ownership of any discoveries or inventions made by them while in our employ, we cannot guarantee that we have entered into such agreements with each party, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach such agreements and claim ownership in intellectual property that we believe is owned by us. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases, not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

As the biopharmaceutical industry expands and more patents are issued, the risk increases that palazestrant, OP-3136 or any future product candidates we may develop, may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of palazestrant, OP-3136 or any future product candidates we may develop, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that palazestrant, OP-3136 or any future product candidates we may develop may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Still further, we cannot rely on our experience that third parties have not so far alleged that we infringe their patent rights, as provisions of U.S. patent laws provide a safe harbor from patent infringement for therapeutic products under clinical development. If and when we submit an NDA, that safe harbor will expire.

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

We may not be successful in obtaining or maintaining necessary rights from third parties for what we identify as necessary for palazestrant or OP-3136 through acquisitions and in-licenses.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves a high degree of technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property. Such changes may also increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

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

Depending upon the timing, duration and specifics of FDA marketing approval of palazestrant, OP-3136 or any future product candidates we may develop, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of palazestrant, OP-3136 or any future product candidates we may develop. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be significantly harmed. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and non-clinical data and launch their product earlier than might otherwise be the case.

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

We may develop, acquire, or license intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

Furthermore, if the third-party providers of therapies or therapies in development used in combination with palazestrant are unable to produce sufficient quantities for clinical trials or for commercialization of palazestrant, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations and prospects. For example, for our Phase 1b/2 study of palazestrant in combination with KISQALI® (ribociclib) or PIQRAY® (alpelisib), or the Novartis Study Drugs, in patients with metastatic ER+ breast cancer, we entered into an Amended and Restated Clinical Collaboration and Supply Agreement with Novartis Institutes for BioMedical Research, Inc., as amended by Amendment No. 1 to Amended and Restated Clinical Collaboration and Supply Agreement between us and Novartis, and Amendment No. 2 to Amended and Restated Clinical Collaboration and Supply Agreement between us and Novartis (as amended, the Novartis Agreement). Under the terms of the Novartis Agreement, Novartis is providing KISQALI (ribociclib) and PIQRAY (alpelisib) for the clinical trial. If Novartis is unable to timely manufacture or provide KISQALI (ribociclib) or PIQRAY (alpelisib), or if the Novartis Agreement terminates and we are unable to obtain KISQALI (ribociclib) or PIQRAY (alpelisib) on the current terms, our Phase 1b/2 study may be delayed and the cost to us to conduct this trial may significantly increase, which would significantly harm our business, financial condition, results of operations and prospects. In addition, for our Phase 3 clinical trial of palazestrant in combination with ribociclib in ER+/HER2- frontline advanced or metastatic breast cancer, we entered into a Clinical Trial Collaboration and Supply Agreement with Novartis Pharma. Under the terms of the Novartis Pharma Agreement, Novartis Pharma will manufacture and supply ribociclib. If Novartis Pharma is unable to timely manufacture or supply ribociclib, or if the Novartis Pharma Agreement terminates and we are unable to obtain ribociclib on the current terms, our Phase 3 clinical trial may be delayed and the cost to us to conduct this trial may significantly increase. Either of these outcomes would significantly harm our business, financial condition, results of operations and prospects. Refer to Note 10 of our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information regarding the Novartis Agreement and the Novartis Pharma Agreement.

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
•
collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property-related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property-related proceedings;
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

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2024 to November 5, 2025 has ranged from a low of $3.06 to a high of $16.62. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

As of November 5, 2025, we had 68,659,923 shares of common stock and pre-funded warrants to purchase up to 17,094,163 shares of common stock outstanding (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations). Refer to Notes 2 and 12 of our notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information regarding the pre-funded warrants. Shares issued upon the exercise of any such pre-funded warrants as well as stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

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

We have in the past, and may again in the future seek additional capital through a variety of means, including through public or private equity offerings, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, in December 2024, we completed a private placement of 19,928,875 shares of our common stock and pre-funded warrants to purchase up to 7,604,163 shares of our common stock to selected institutional and accredited investors pursuant to a securities purchase and exchange agreement in connection with the 2024 Private Placement. In addition, in January 2025, we entered into the 2025 Sales Agreement with TD Cowen pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million in one or more at-the-market offerings which replaced the 2024 Sales Agreement with Cowen and Company. As of the quarter ended September 30, 2025, we have issued 1,772,278 shares of our common stock under the 2024 Sales Agreement and we have not issued any shares of common stock under the 2025 Sales Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, including pursuant to exercises of outstanding pre-funded warrants or sales under the 2025 Sales Agreement, your ownership interest will be diluted, our stock price could fall and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Future financing activities may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to palazestrant or future product candidates we may develop, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Item 5. Other Information.

Trading Plans or Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Name	Position	Action	Date of Adoption/ Termination	Type of Trading Arrangement		Expiration Date	Total Shares of Common Stock to be Sold***
				Rule 10b5-1*	Non-Rule 10b5-1**
Shane Kovacs	Chief Operating and Financial Officer	Adoption(1)	February 3, 2025		X(2)	May 12, 2026	Up to 150,000
Shane Kovacs	Chief Operating and Financial Officer	Termination(3)	September 10, 2025(4)		X	May 12, 2026	Up to 150,000

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

(1) We inadvertently omitted from Item 5 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2025, the disclosure of the adoption of a contract, instruction or written plan for the purchase or sale of our securities.

(2) This plan was intended to qualify as a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K. However, the plan did not comply with the cooling-off period required by Exchange Act Rule 10b5-1(c) and is therefore deemed a “Non-Rule 10b5-1 trading arrangement”.

(3) This contract, instruction, or written plan was subsequently terminated on September 10, 2025, as disclosed above, prior to the completion of any sales under the plan.

(4) Represents the termination of a written plan originally adopted on February 3, 2025 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

Olema Pharmaceuticals, Inc.

Date: November 10, 2025	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Operating and Financial Officer (Principal Financial Officer and Principal Accounting Officer)