Form 10-K
period 2025-12-31
Olema Pharmaceuticals, Inc.
filed 2026-03-16
CIK 1750284

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2025 as reported by The Nasdaq Global Select Market, was approximately $243.1 million.

As of March 11, 2026, the number of outstanding shares of the Registrant’s common stock was 87,156,961. This number does not include 13,594,149 shares of common stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations) (See Notes 2 and 7 to the Registrant's consolidated financial statements).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K are incorporated by reference in Part III, Items 10‑14 of this Annual Report on Form 10‑K.

OLEMA PHARMACEUTICALS, INC.

2025 ANNUAL REPORT ON FORM 10‑K

Unless the context suggests otherwise, references in this Annual Report on Form 10‑K (the Annual Report), to “us,” “our,” “Olema,” “Olema Pharmaceuticals,” “we,” the “Company” and similar designations refer to Olema Pharmaceuticals, Inc. and, where appropriate, its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "might," “plan,” “potential,” “predict,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•
our financial performance;
•
the sufficiency of our existing cash to fund our future operating expenses and capital expenditure requirements;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•
the scope, progress, results and costs of developing palazestrant (OP‑1250), OP-3136, or any future product candidates we may develop, and conducting non-clinical studies and clinical trials, including for our OP-3136 Phase 1 clinical study and our palazestrant Phase 1/2 clinical studies and Phase 3 clinical trials;
•
the timing and costs involved in obtaining and maintaining regulatory approval of palazestrant, OP-3136, or any future product candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations for our product candidates for various diseases;
•
our plans relating to commercializing palazestrant, OP-3136, and any future product candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;
•
the implementation of our strategic plans for our business, palazestrant, OP-3136, or any future product candidates we may develop;
•
the size of the market opportunity for palazestrant, OP-3136, or any future product candidates we may develop in each of the diseases we target;
•
our reliance on third parties to conduct non-clinical research activities, and for the manufacture of palazestrant, OP-3136, and any future product candidates we may develop;
•
the beneficial characteristics, safety, efficacy and therapeutic effects of palazestrant, OP-3136, and any future product candidates we may develop;
•
our estimates of the number of patients in the United States who suffer from the diseases we target and the number of subjects that will enroll in our clinical trials;
•
the progress and focus of our current and future clinical trials, and the reporting of data from those trials;
•
our ability to advance product candidates into and successfully complete clinical trials;

•
the ability of our clinical trials to demonstrate the safety and efficacy of palazestrant, OP-3136, and any future product candidates we may develop, and other positive results;
•
developments relating to our competitors and our industry, including competing product candidates and therapies;
•
our plans relating to the further development and manufacturing of palazestrant, OP-3136, and any future product candidates we may develop, including additional indications that we may pursue;
•
existing regulations and regulatory developments in the United States and other jurisdictions;
•
our potential and ability to successfully manufacture and supply palazestrant, OP-3136, and any future product candidates we may develop for clinical trials and for commercial use, if approved;
•
the rate and degree of market acceptance of palazestrant, OP-3136, and any future product candidates we may develop, as well as the pricing and reimbursement of palazestrant, OP-3136, and any future product candidates we may develop, if approved;
•
our continued reliance on third parties to conduct additional clinical trials of palazestrant, OP-3136, and any future product candidates we may develop, and for the manufacture of our product candidates;
•
our plans and ability to obtain and protect intellectual property rights, including the scope of protection we are able to establish and maintain for palazestrant, OP-3136, and any future product candidates we may develop;
•
our ability to access capital resources on favorable terms, or at all;
•
our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel; and
•
the impact of the above factors and other future events on the market price of our common stock.

These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
•
We require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce, and/or eliminate one or more of our research and drug development programs of our product candidates or future commercialization efforts.
•
We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern over the long term.
•
We are substantially dependent on the success of our lead product candidate, palazestrant, which is currently in clinical development. If we are unable to complete development of, obtain regulatory approval for, and commercialize palazestrant in one or more indications and in a timely manner, our business, financial condition, results of operations, and prospects will be significantly harmed.
•
Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a pivotal clinical trial or submitted a New Drug Application (NDA) to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for palazestrant, OP-3136, or any future product candidate we may develop, we will be unable to generate product revenue and our business, financial condition, results of operations, and prospects will be significantly harmed.
•
Even if approved, palazestrant or OP-3136 may not achieve adequate market acceptance among physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.
•
We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer, or less expensive than palazestrant, OP-3136, or any future product candidates we may develop, our commercial opportunities will be negatively impacted.
•
We may be unable to obtain U.S. or foreign regulatory approvals and, as a result, may be unable to commercialize palazestrant, OP-3136, or any future product candidates we may develop.
•
Unfavorable U.S. and global macroeconomic and geopolitical conditions could adversely affect our business, financial condition, results of operations, and prospects.
•
In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.
•
If our information technology systems, our data or those of the third parties with whom we work are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; or other adverse consequences.
•
Our success depends on our ability to protect our intellectual property and our proprietary technologies.

•
We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our non-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize palazestrant, OP-3136, or future product candidates we may develop and our business, financial condition, results of operations, and prospects could be significantly harmed.
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

Our lead product candidate, palazestrant (formerly known as OP-1250), is a novel, orally-available small molecule with dual activity as both a complete estrogen receptor (ER) antagonist (CERAN) and selective ER degrader (SERD), currently being investigated in patients with recurrent, locally advanced or metastatic ER-positive (ER+), human epidermal growth factor receptor 2-negative (HER2-), breast cancer. In pre-clinical models, palazestrant binds and completely blocks ER-driven transcriptional activity in both wild-type and mutant forms of metastatic ER+ breast cancer. In clinical studies across more than 400 patients, palazestrant has demonstrated strong anti-tumor activity, attractive pharmacokinetics and prolonged drug exposure, favorable tolerability, and combinability with cyclin-dependent kinase (CDK) 4/6 inhibitors (CDK4/6i) with no significant drug-drug interaction. Based on the clinical results we have achieved to date, we are advancing palazestrant through late-stage clinical development both as a monotherapy and in combination with other targeted agents.

In November 2023, we initiated OPERA-01, our pivotal Phase 3 clinical trial of palazestrant as a monotherapy in second/third-line ER+/HER2- metastatic breast cancer. We anticipate top-line results for this trial in the fall of 2026, expect to submit the NDA in 2027, and, if successful, anticipate potential U.S. Food and Drug Administration (FDA) approval and commercial launch in late 2027.

In combination, we are investigating palazestrant in multiple Phase 1/2 studies with CDK4/6 inhibitors (palbociclib or ribociclib), a phosphatidylinositol 3 kinase alpha (PI3Ka) inhibitor (alpelisib), a mechanistic target of rapamycin (mTOR) inhibitor (everolimus), and a CDK4 inhibitor (atirmociclib). In October 2025, at the European Society for Medical Oncology (ESMO), we presented updated results from the ongoing Phase 1b/2 clinical trial of palazestrant in combination with ribociclib in patients with ER+/HER2- advanced or metastatic breast cancer. These data further support our thesis that palazestrant possesses key characteristics to make it a potential backbone endocrine therapy of preference for ER+/HER2- breast cancer, while also supporting the ongoing pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib in front-line ER+/HER2- metastatic breast cancer, called OPERA-02. The execution of OPERA-02 is supported by our clinical trial collaboration and supply agreement with Novartis Pharma AG (Novartis), which was also announced in December 2024. Under the terms of the agreement, Novartis is providing Olema with ribociclib drug supply for the OPERA-02 trial, which we initiated in 2025. We anticipate top-line data in 2028 and, if successful, anticipate potential FDA approval and commercial launch in the frontline MBC setting in the United States in 2029.

Our second product candidate in clinical development, called OP-3136, is a novel, orally-available small molecule that potently and selectively inhibits KAT6, an epigenetic target that is dysregulated in breast and other cancers. We believe OP-3136 presents a potential best-in-class KAT6 inhibitor in breast and other solid tumor cancers. In October 2024, we presented new pre-clinical data at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics demonstrating OP-3136's robust anti-tumor activity as a single agent, as well as potential synergy and enhanced anti-tumor activity in combination with palazestrant. The Investigational New Drug (IND) application for OP-3136 was cleared by FDA in late 2024, the Phase 1 clinical trial is enrolling patients, and we expect to present the first clinical data from this program in the second quarter of 2026.

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

Our Approach

We are committed to transforming the standard of care and improving outcomes for women living with cancer. Breast cancer represents approximately 30% of all new diagnoses of cancer in women. The American Cancer Society (ACS) estimates that in 2026 there will be approximately 321,910 new cases of invasive breast cancer diagnosed and approximately 42,140 deaths from breast cancer in the United States. Treatment decisions are based on a combination of individual patient characteristics and tumor biology, most importantly the expression of three proteins: ER, progesterone receptor (PR), and human epidermal growth factor receptor 2 (HER2). Approximately 79% of all breast cancers are ER+, and approximately 70% are ER+/HER2-, highlighting the central role of the ER in driving a large majority of breast cancer. Approximately 6-10% of breast cancer patients present with metastatic disease at diagnosis and a further 20-30% of patients initially diagnosed with early-stage disease ultimately develop metastatic disease. The current five-year survival rate for patients with ER+ metastatic breast cancer is approximately 32%. Based on our internal estimates, we believe that the current global ER+/HER2- metastatic breast cancer market represents approximately $20 billion. In the U.S. and E.U., we believe the market potential for palazestrant is up to $5 billion in the second- and third-line settings and up to $10 billion in the first-line setting.

The ER is a nuclear receptor that functions as a ligand regulated transcription factor. When bound to estrogen, the ER directs the expression of genes that are essential for breast cancer cells’ survival and proliferation. For more than four decades, researchers have been developing new approaches and therapies to prevent activation of the ER pathway, thereby inhibiting the ability of the ER to drive tumor cell growth. In 1977, the first endocrine therapeutic, the anti-estrogen tamoxifen, was approved by the FDA for the treatment of breast cancer. Tamoxifen is still commonly used today but is challenged by the development of acquired drug resistance, which in some cases may be due to its partial agonist activity. In the search for a different mechanism to target the estrogen pathway, aromatase inhibitors (AIs), were developed in the 1990s to block the synthesis of estrogen and deprive the ER+ cells of its activating ligand. However, up to 50% of patients taking AIs develop arthralgia, leading to suspension of treatment in up to 15% of patients. Additionally, most patients with metastatic breast cancer have been shown to ultimately develop resistance to AIs, the most common of which is the development of a ligand-independent activating mutation in the estrogen receptor 1 (ESR1) gene. In pre-menopausal women, treatment with AIs must also be accompanied by ovarian suppression.

In 2002, fulvestrant was approved as a treatment for HR+ metastatic breast cancer patients and is typically used as a second- or third-line endocrine agent. Fulvestrant was designed to be a CERAN, and later discovered to also be a SERD, and represented a breakthrough for the field with improved outcomes for patients whose disease had progressed on prior endocrine therapy. However, fulvestrant has several limitations, including its suboptimal drug exposure and its route of administration, which requires two monthly intramuscular injections. Despite these drawbacks, fulvestrant achieved worldwide sales of over $1.1 billion in 2019.

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

We have spent a significant amount of time designing and optimizing our lead product candidate, palazestrant. We believe that the ability to function as a CERAN and a SERD, together with attractive pharmacokinetics and drug exposure, favorable tolerability, combinability with CDK4/6 inhibitors, and central nervous system (CNS) penetration, are important characteristics to enable the success of a next generation endocrine therapy. We believe that results from our pre-clinical and clinical studies demonstrate that palazestrant has shown properties supporting its potential to achieve these objectives, address an unmet need in the treatment of breast cancer, and improve upon standard of care.

Based on the clinical results we have achieved to date, we are advancing palazestrant through late-stage clinical development both as a monotherapy and in combination with other targeted agents. We own worldwide development and commercialization rights to palazestrant. We believe palazestrant’s oral formulation and dual mechanism of action directly address the limitations of current endocrine therapies, such as fulvestrant, aromatase inhibitors and tamoxifen, and position palazestrant as a potential endocrine therapy of choice for the treatment of ER+ breast cancers. We are also advancing OP-3136, our second product candidate in clinical development, which targets KAT6. Taken together, we believe our product candidates have the potential to represent the future of breast cancer care.

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
•
Rapidly advancing our product candidates, including palazestrant, through late-stage clinical development for the treatment of ER+/HER2- metastatic breast cancer, and OP-3136 through early-stage clinical development in breast and other cancers. We are currently evaluating palazestrant in a pivotal Phase 3 trial, called OPERA-01, as a monotherapy in the second- and third-line setting of ER+/HER2- advanced or metastatic breast cancer. Patients are enrolling in OPERA-02, a pivotal Phase 3 trial evaluating palazestrant in combination with ribociclib in the frontline metastatic setting of ER+/HER2- breast cancer. OP-3136 is currently in a Phase 1 clinical trial being evaluated both as a monotherapy and in combination with fulvestrant and palazestrant.

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

As summarized in the figure below, our plan is to develop our wholly-owned lead product candidate, palazestrant, in a number of ER+ breast cancer indications, both as a monotherapy and in combination with approved targeted therapies that have shown improved outcomes with other endocrine therapies. In addition, our KAT6 program, OP-3136, entered clinical development in late 2024, and we are evaluating potential combination development with both fulvestrant and palazestrant.

Figure 1. Olema product pipeline

Our Opportunity

Epidemiology and classification of breast cancer

Breast cancer is the second-most common cancer worldwide, with nearly two million new diagnoses per year. The ACS estimates 1 in 8 women in the U.S. will be diagnosed with invasive breast cancer in her lifetime and that, in 2026, there will be approximately 321,910 new cases of female breast cancer and approximately 42,140 deaths in the United States, making it the second-leading cause of cancer death in women. Approximately 2,800 men are also diagnosed with breast cancer each year in the United States. Breast cancer is a heterogeneous disease which is grouped into several clinical subtypes based on the expression of three proteins: ER, PR and HER2. Both ER and PR are hormone receptors, and tumors that express either of these receptors are referred to as HR+. It is unusual for a tumor to express PR in the absence of the ER, therefore most tumors are referred to as either ER+ or ER-. Tumors that express HER2 are denoted HER2+, and tumors that do not express ER, PR, or HER2 are classified as triple negative breast cancer. Approximately 79% of all breast cancers are HR+, and approximately 70% are HR+/HER2-, highlighting the central role of ER signaling in driving a large majority of breast cancer.

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

While there are national guidelines and recommendations for the treatment of metastatic breast cancer, the actual treatment decision is based on a combination of individual patient characteristics and tumor biology, including whether they received adjuvant therapy and, if so, how quickly the cancer recurred. There is significant overlap in the agents that are recommended, but guidelines vary in the sequence in which these agents are used. In the past five years, several new classes of targeted therapies have been approved to be used in combination with endocrine agents for the treatment of HR+/HER2‑ breast cancer. CDK4/6 inhibitors, such as palbociclib, ribociclib, and abemaciclib, used in combination with an AI or fulvestrant, led to significant increases in progression-free survival and overall survival. Everolimus, an mTOR inhibitor, was approved in 2012 for the treatment of postmenopausal women with advanced HR+/HER2- breast cancer in combination with exemestane after failure of treatment with letrozole or anastrozole. Alpelisib, a PI3Ka inhibitor, was approved in 2019 in combination with fulvestrant for the treatment of HR+/HER2‑ breast cancers that have mutations in PIK3CA. Figure 2 shows the endocrine treatment options available for ER+ metastatic breast cancer, and an example of the sequence of treatments, by agent and line of therapy.

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

Our pivotal Phase 3 monotherapy trial: OPERA-01

In November 2023, we initiated our first pivotal Phase 3 trial of palazestrant, OPERA-01, which is a randomized Phase 3 trial evaluating palazestrant versus standard-of-care treatment for ER+/HER2- advanced or metastatic breast cancer. The trial is expected to enroll approximately 510 second/third-line metastatic breast cancer patients randomized one-to-one with either palazestrant or standard-of-care endocrine therapy. Key inclusion criteria for the trial include evaluable disease and prior exposure to endocrine therapy in combination with a CDK4/6 inhibitor in the advanced setting. One additional line of endocrine therapy in the advanced or metastatic setting is permitted. The trial consists of two parts: a three-arm dose selection part followed by assessment of the selected dose (90 mg) of palazestrant versus standard of care. Top-line results from the trial are expected in the fall of 2026.

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

Palazestrant Phase 1b/2 study in combination with ribociclib

In October 2025, we announced data from our clinical study of palazastrant in combination with ribociclib at ESMO in Berlin, Germany. As of July 8, 2025, 72 patients were enrolled across the 90 mg and 120 mg palazestrant dose cohorts. 56 patients received 120 mg once-daily palazestrant and 16 patients received 90 mg once-daily palazestrant, all with the approved dose of ribociclib for metastatic breast cancer of 600 mg daily. 45 (63%) patients had prior treatment with CDK4/6i with endocrine therapy for advanced disease. 33% (15/45) of patients who had prior treatment with CDK4/6i in the advanced setting (2/3L) had an ESR1 mutation at baseline.

Efficacy profile

In the 90 mg palazestrant dose cohort, with a median follow-up of 10.8 months, median progression-free survival (PFS) was not reached. In the 120 mg palazestrant dose cohort, with a median follow-up of more than 19 months, median PFS are mature. Median PFS was 15.5 months for all patients. Median PFS was 12.2 months for those who received prior treatment with CDK4/6i, including 9.2 months for patients with ESR1 wild-type tumors and 13.8 months for patients with tumors with ESR1 mutations.

Safety profile and pharmacokinetics

Across 72 patients treated, 90 mg or 120 mg of palazestrant combined with 600 mg of ribociclib daily was well tolerated with no new safety signals or increase in toxicity. Palazestrant and ribociclib did not demonstrate any drug-drug interactions and the overall safety profile was consistent with the established safety profile of ribociclib plus an endocrine therapy. The majority of treatment-emergent adverse events were grade 1 or 2, and the severity and incidence of adverse events were consistent with the expected safety profile of each drug.

Conclusions

These data support the ongoing Phase 3 OPERA-02 study evaluating 90 mg QD palazestrant in combination with ribociclib for the first-line treatment of ER+/HER2- advanced breast cancer.

Our pivotal Phase 3 combination trial of palazestrant in combination with ribociclib: OPERA-02

In the third quarter of 2025, we initiated OPERA-02, the pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib in patients with frontline advanced or metastatic ER+/HER2- breast cancer. The trial is currently enrolling, and is expected to enroll approximately 1,000 patients, half of whom will receive palazestrant plus ribociclib; the other half will receive letrozole, a standard-of-care aromatase inhibitor, plus ribociclib. The trial is enrolling first-line patients who have received no prior systemic therapy for the treatment of advanced or metastatic breast cancer. Progression free survival is the primary endpoint, and overall survival is a key secondary endpoint.

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

In September 2025, we announced a new clinical trial collaboration and supply agreement with Pfizer, Inc. to evaluate, in a Phase 1b/2 study, the safety and combinability of palazestrant plus atirmociclib, Pfizer’s investigational, highly selective-CDK4 inhibitor, in patients with ER+/HER2- metastatic breast cancer.

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

In April 2025, we announced preclinical data demonstrating the anti-tumor activity of OP-3136 in prostate, ovarian, and non-small cell lung cancer (NSCLC) models at the American Association for Cancer Research (AACR) Annual Meeting in Chicago, Illinois. OP-3136 showed potent anti-proliferative activity in multiple ovarian, NSCLC, and prostate cell lines in vitro as well as activity that was independent of KAT6 amplification or over expression. As a monotherapy, OP-3136 demonstrated anti-tumor activity in in vivo xenograft models of ovarian (OVCAR3), NSCLC (LCLC-97TM1), and prostate (22Rv1) cancers.

Figure 10. OP-3136 demonstrates synergistic activity in combination

Waterfall Plot (T47D CDX model)

Single Agents
PF-8144 Combinations
OP-3136 Combinations
Fulv Combo
Pala Combo
Fulv Combo
Pala Combo
% change in tumor volume
500
400
300
200
100
0
-100
TGI
24%
50%
18%
49%
78%
68%
90%
96%
112%
116%
78%
84%
97%
108%
116%
118%
118%
119%
Vehicle
Fulvestrant, 25 mg/kg
Ribociclib, 25 mg/kg
PF-8144, 0.5 mg/kg
OP-3136, 0.5 mg/kg
OP-3136, 1 mg/kg
Palazestrant, 10 mg/kg
PF-8144, 0.5 + Fulv, 25
PF-8144, 0.5 + Fulv, 25 + Ribo, 25
PF-8144, 0.5 + Pala, 10
PF-8144, 0.5 + Pala, 10 + Ribo, 25
OP-3136, 0.5 + Fulv, 25
OP-3136, 1 + Fulv, 25
OP-3136, 0.5 + Fulv, 25 + Ribo, 25
OP-3136, 1 + Fulv, 25 + Ribo, 25
OP-3136, 0.5 + Pala, 10
OP-3136, 1 + Pala, 10
OP-3136, 0.5 + Pala, 10 + Ribo, 25
OP-3136, 1 + Pala, 10 + Ribo, 25

In December 2024, we announced that the FDA cleared our IND application for OP-3136. The Phase 1 clinical trial is enrolling patients, and we expect to present initial clinical data from this program in the second quarter of 2026.

Figure 11. OP-3136 Phase 1 clinical trial

Clinical Collaboration and Supply Agreement with Novartis

In July 2020, we entered into a non-exclusive Clinical Collaboration and Supply Agreement (as amended from time to time, the 2020 Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis). On January 13, 2022, we entered into an Amended and Restated Clinical Collaboration and Supply Agreement with Novartis, and on October 9, 2023, we entered into Amendment No. 1 to Amended and Restated Clinical Collaboration and Supply Agreement with Novartis. The collaboration is focused on the evaluation of the safety, tolerability and efficacy of palazestrant in combination with Novartis’ proprietary CDK4/6 inhibitor KISQALI® (ribociclib) and/or Novartis’ proprietary phosphatidylinositol 3-kinase inhibitor PIQRAY® (alpelisib), or collectively the Novartis Study Drugs, as part of our planned Phase 1b clinical study of palazestrant in patients with metastatic ER+ breast cancer. The October 2023 Amendment No. 1 expanded the size of the ongoing ribociclib and palazestrant study cohort to a total of approximately 60 patients. In March 2024, we entered into Amendment No. 2 to Amended and Restated Clinical Collaboration and Supply Agreement with Novartis, which amended the agreement and expanded the collaboration to explore 90mg of palazestrant in combination with ribociclib, bringing the total enrollment to approximately 75 patients. We are responsible for the conduct of the clinical studies for the combined therapies in accordance with a mutually agreed development plan. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical studies for the combined therapies (other than those specific to each component study drug), are jointly owned by the parties.

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

The 2020 Novartis Agreement will terminate upon completion of all activities outlined in the development plan and the relevant protocols. Either party may terminate the 2020 Novartis Agreement for the uncured material breach or insolvency of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical studies for the combined therapies due to the existence of a material safety issue, or in certain circumstances for an unresolved clinical hold with respect to either the Novartis Study Drugs or palazestrant. In addition, Novartis may terminate the 2020 Novartis Agreement if certain disputes between the parties are not resolved after following the applicable dispute resolution procedures, and we may terminate the 2020 Novartis Agreement in the event we terminate all clinical studies of the combined therapies other than due to a material safety issue or upon a clinical hold.

The 2020 Novartis Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds in any studies or clinical trials, either as a monotherapy or in combination with any other product or compound, in any therapeutic area. The parties retain their independent rights to commercialize their respective therapies both alone or with other parties.

Clinical Trial Collaboration and Supply Agreement with Novartis

In November 2024, we entered into a Clinical Trial Collaboration and Supply Agreement (the 2024 Novartis Agreement), with Novartis. Pursuant to the 2024 Novartis Agreement, Novartis is providing us with ribociclib drug supply for our ongoing Phase 3 OPERA-02 trial of palazestrant in combination with ribociclib in ER+/HER2- frontline advanced or metastatic breast cancer.

Under the 2024 Novartis Agreement, we supply (including manufacturing, packaging and labeling) palazestrant and letrozole for the OPERA-02 trial. Novartis manufactures and supplies (including primary packaging) a specified amount of ribociclib, which amount is expected to be sufficient for the OPERA-02 trial. The parties have granted each other a non-exclusive, royalty-free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. Any inventions developed in the performance of the clinical studies for the combined therapies (other than those specific to each component study drug) will be jointly owned by the parties. Except as otherwise specified, the 2024 Novartis Agreement does not grant any right of first negotiation to participate in future clinical trials, and each party retains all rights and ability to evaluate their respective compounds in any studies or clinical trials, either as a monotherapy or in combination with any other product or compound, in any therapeutic area. The parties retain their independent rights to commercialize their respective therapies both alone and with third parties.

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

If our board of directors (or a duly authorized board committee) determines that we should pursue or explore a change of control or sale of all or substantially all of the assets of the Company (an Olema Change of Control Transaction), other than in response to an unsolicited bona fide acquisition proposal (a Proposed Sale), we must promptly notify Novartis of such determination. In the event Novartis elects to engage in negotiations with us in respect of such Proposed Sale, then from the date such notice is given until 45 days after the later of (a) the date on which the foregoing notice is given to Novartis, (b) the date on which Novartis is given notice that a data room has been populated as required by the 2024 Novartis Agreement, and (c) entry by us and Novartis into a customary nondisclosure agreement, Novartis will have the exclusive right (but no obligation) to conduct due diligence on us and our business and negotiate with us the definitive terms and conditions of the Proposed Sale.

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

In the event of an Olema Compound Transaction or Olema Change of Control involving a third party other than Novartis (the first to occur, referred to as a Repayment Trigger Event), the Company must promptly pay, or procure the payment of, the Repayment Amount (as defined below) to Novartis. Notwithstanding the foregoing, if the 2024 Novartis Agreement is terminated as a result of certain patient safety issues, lack of product efficacy, regulatory issues or clinical hold issues prior to the consummation of the Olema Compound Transaction or Olema Change of Control, then the Company shall not be obligated to pay the Repayment Amount unless (a) the Olema Change of Control or Olema Compound Transaction occurs after such termination and (b) prior to the fifth anniversary of such Olema Change of Control or Olema Compound Transaction (as applicable), the Company or its affiliates (or the applicable acquirer, successor, licensee or option holder of the Company or its affiliates) enrolls a subject in any clinical study involving the combination of palazestrant and ribociclib (the Olema Combination) or submits any filing with any regulatory authority relating to the Olema Combination. The Repayment Amount is the proportion of approximately $275 million that is represented by the number of units of ribociclib actually supplied to the Company under the 2024 Novartis Agreement as of immediately prior to the Repayment Trigger Event as compared to the total number of units that could be supplied under the 2024 Novartis Agreement.

The foregoing rights of first negotiation, first offer and notice and repayment obligations remain in effect until the first to occur of: (a) the date that is 120 days after filing of the New Drug Application for the Olema Combination, (b) one year after any expiration or termination of the 2024 Novartis Agreement, and (c) such time as the 2024 Novartis Agreement is terminated by the Company due to Novartis’ material breach. However, in the event the 2024 Novartis Agreement is terminated due to certain patient safety issues, lack of product efficacy, regulatory issues or clinical hold issues prior to the consummation of an Olema Change of Control or Olema Compound Transaction, then the Repayment Obligation shall survive until the fifth anniversary of such Olema Change of Control or Olema Compound Transaction (as applicable) or, if payment of the Repayment Amount is required, until the next business day after the Repayment Amount has been received by Novartis.

The 2024 Novartis Agreement will terminate on the fifth anniversary of the date on which the first dose of palazestrant is administered to the first study subject. Either party may terminate the 2024 Novartis Agreement for the uncured material breach or insolvency of the other party, for failure to comply with certain anti-corruption obligations, in the event of a change of control of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical studies for the combined therapies due to the existence of a material safety issue, if the parties jointly decide that the Olema Combination is not achieving sufficiently superior levels of efficacy, if any regulatory authority action prevents a party (or the Letrozole supplier) from supplying its product, in the event of an unresolved force majeure event, or in certain circumstances for an unresolved clinical hold with respect to ribociclib, palazestrant or letrozole (or the combination of ribociclib and palazestrant or ribociclib and letrozole). In addition, Novartis may terminate the 2024 Novartis Agreement if the Company has failed to commence the OPERA-02 trial on or prior to March 31, 2026 or if the Company consummates an Olema Compound Transaction, and the Company may terminate the 2024 Novartis Agreement if the Company terminates the OPERA-02 trial other than due to a material safety issue, efficacy issue, regulatory action or upon a clinical hold.

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

Clinical Trial Collaboration and Supply Agreement with Pfizer

In September 2025, we announced that we entered into a non-exclusive clinical trial collaboration and supply agreement with Pfizer (the 2025 Pfizer Agreement), to evaluate the safety and tolerability of palazestrant in combination with Pfizer’s proprietary investigative selective CDK4 inhibitor atirmociclib in patients with metastatic ER+/HER2- breast cancer in a Phase 1b/2 clinical trial. Under the terms of the 2025 Pfizer Agreement, we are responsible for conducting the clinical trial for the combined therapies and Pfizer is responsible for supplying atirmociclib to us at no cost. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective patent rights in the combination of atirmociclib and palazestrant to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

We are responsible for manufacturing, packaging and labeling palazestrant, and for packaging and labeling all drugs used in the clinical trials for the combined therapies. Pfizer is responsible for manufacturing and delivering to us atirmociclib in such quantities as reasonably needed for the clinical trials for the combined therapies.

The 2025 Pfizer Agreement will terminate upon completion of all activities outlined in the study plan and the relevant protocols. Either party may terminate the 2025 Pfizer Agreement for the uncured material breach of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical trials for the combined therapies due to the existence of a material safety issue, or in certain circumstances for an unresolved clinical hold with respect to either atirmociclib or palazestrant. In addition, Pfizer may terminate the 2025 Pfizer Agreement if Pfizer reasonably and in good faith believes that atirmociclib is being used in an unsafe manner, and either party may terminate the 2025 Pfizer Agreement if either party determines to discontinue clinical development for medical, scientific, legal or other reasons. The 2025 Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds.

License Agreement with Aurigene

In June 2022, we entered into an exclusive global license agreement with Aurigene, to research, develop and commercialize novel small molecule inhibitors of an undisclosed oncology target (the Aurigene Agreement).

Under the terms of the Aurigene Agreement, Aurigene provides to us an exclusive license to its portfolio of novel small molecule inhibitors of the target. Financial terms of the Aurigene Agreement include a $8.0 million upfront payment from us for rights to a pre-existing Aurigene program and remaining potential future milestone payments of up to $45.0 million in clinical development and regulatory milestones, and up to $370.0 million in commercial milestones. Aurigene is also eligible to receive mid-single-digit to low double-digit royalties as percentages of product sales, if any. During the years ended December 31, 2025 and 2024, we made one-time milestone payments to Aurigene of $10.0 million and $5.0 million, respectively, pursuant to the Aurigene Agreement. During the research term, we contribute funding to Aurigene to facilitate Aurigene’s ongoing discovery efforts. We and Aurigene jointly direct further pre-clinical work and, if successful, we will lead clinical development as well as regulatory and commercial activities. We and Aurigene jointly own collaboration compounds and rights to any inventions made during the research term.

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

Intellectual Property

Our success depends, in part, on our ability to obtain, maintain and protect our intellectual property and other proprietary rights for palazestrant, OP-3136, and any future product candidates and other discoveries, inventions, trade secrets, and know-how that are critical to our business operations. Our success also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others, and in part, on our ability to prevent others from infringing, misappropriating or otherwise violating our intellectual property and proprietary rights. A comprehensive discussion on risks relating to intellectual property is provided under the section titled “Risk Factors—Risks related to our intellectual property.”

Intellectual property rights relevant to pharmaceutical companies typically include a combination of patent rights, trademark rights, and trade secret protection. Our success depends, in part, on our ability to secure and enforce each of these types of intellectual property rights.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of biotechnology has emerged in the United States and in Europe, among other countries. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, importing or otherwise commercializing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending and enforcing patent claims that cover our technology, inventions, and improvements. Regardless of the coverage we seek under our existing patent applications, there is always a risk that an alteration to the product or process may provide sufficient basis for a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and courts can reinterpret claim scope after issuance. Moreover, many jurisdictions, including the United States, permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims.

An issued patent provides its owner (or possibly its licensee) with a right to exclude others from making, using or selling that which is claimed in the patent, for a specified period of time (the “term” of the patent), in the jurisdiction in which the patent is issued. In the United States, and in many other countries, utility patents have a presumptive term of 20 years from their effective filing date (which is the earliest non-provisional filing date to which the patent claims priority). However, many jurisdictions, including the United States, require the payment of periodic annuities or maintenance fees for patents to remain in force for the full 20‑year term. The United States also has provisions under which a patent’s term may be reduced if its claims are deemed insufficiently distinct from those of another patent owned by the same party with an earlier expiration date. The term of a patent, and the protection it affords, is therefore limited and once the patent term of our issued patents has expired, we may face competition. Because of the extensive time required for clinical development and regulatory review of the drugs we develop, it is possible that, before palazestrant, OP-3136, or any future product candidates we may develop can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

The United States and certain other jurisdictions also have provisions that permit extension of patent term. Patent term extension may be available for an unexpired patent that claims an approved product, or its approved use or method of making, where the approval follows a period of regulatory review and the patentee files a timely request for an extension of patent term. In the United States, such extension associated with regulatory approval is called a Patent Term Extension (PTE) and it is limited to a maximum of five years, or less if the extended patent term would exceed 14 years after the date of regulatory approval. Only one patent can receive patent term extension (e.g., PTE) per product approval.

The United States also provides, in certain cases, a different form of added patent term, known as Patent Term Adjustment (PTA), whereby a particular patent’s term is automatically extended beyond the 20‑year date if the United States Patent and Trademark Office (USPTO) causes delay during its examination; however, potentially available PTA is reduced by any amount of any delay caused by the patent applicant. Patent term adjustment is generally calculated as the net number of days of USPTO-caused delay during prosecution, minus any periods of applicant-caused delay, and is added to the patent’s expiration date. We may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. There can be no assurance that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

A provisional patent application can establish a priority date for a patent, but only if certain deadlines and procedures are met. Specifically, a non-provisional application must be filed within 12 months of the earliest-filed provisional filing date, and such non-provisional filing must be made by an applicant who has properly documented its right to claim priority. Furthermore, if any changes are made to the application between the provisional and the non- provisional filings, the changed material may not be entitled to an earlier priority date. In the biopharmaceutical industry, it is common for applicants to file an international patent application under the Patent Cooperation Treaty (PCT) as a non-provisional filing. Such an international application, referred to as a “PCT application,” like a provisional application, cannot itself issue as a patent but rather preserves the applicant’s right to pursue patent filings in individual countries, which patent filings are referred to as “national applications” or “national phase filings” and can claim the benefit of priority to the prior PCT application (which may in turn claim priority to the prior provisional filing(s)). For most jurisdictions, national phase applications claiming priority to a PCT application must be filed within 30 to 32 months of the PCT’s earliest priority date. If we fail to meet the deadline for filing non-provisional or national phase applications, or fail to complete all procedural requirements associated with such filings, we may lose our right to claim priority. Moreover, even if we comply with all deadlines and requirements, we may not be able to secure granted patents in relevant jurisdictions, and furthermore cannot predict whether any patents that might issue will provide us with any competitive advantage.

We have granted patents and pending applications relating to palazestrant, including granted claims that encompass the palazestrant compound, pharmaceutical compositions that include palazestrant, and certain methods of using palazestrant, e.g., for treating particular disorders or diseases, where such treatment may include combination therapy. The 20-year term for these patents expires in 2036. In the United States, it is uncertain whether any PTE will be available, and if so, how much. Additional patent applications are pending, including applications that relate to dosing regimens and treatment of particular cancers, formulations, and additional combination therapies, including combination therapy with ribociclib, among other patent applications, and, if granted, will have 20-year terms that expire between 2040 and 2046.

We co-own with Aurigene a patent-family related to OP-3136, which includes claims that encompass the OP-3136 compound, pharmaceutical compositions that include OP-3136, and certain methods of using OP-3136. Under the Aurigene Agreement, Aurigene has provided to us an exclusive license to Aurigene's rights to patents and applications related to OP-3136 and other KAT6 inhibitor compounds. The 20-year term for patents and applications in this patent family, including a granted U.S. patent, related to OP-3136 expires in 2044. In the United States, it is uncertain whether any PTE will be available, and if so, how much.

Certain patents related to palazestrant or OP-3136 may be eligible for PTE in certain jurisdictions, including the United States and Europe, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted. However, there can be no assurance that we will receive or benefit from any PTE with respect to such patents.

With respect to our owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any current patents or any patents that may be granted to us in the future will be commercially useful in protecting palazestrant, OP-3136, or any future product candidates and the methods used to manufacture them. Moreover, any issued patents and those that may be issued in the future may not guarantee us the right to prevent competitors from practicing our technology in relation to the commercialization of palazestrant, OP-3136, or any future product candidates. Any patents and those that may issue in the future may be challenged, narrowed, circumvented or invalidated, which could limit our ability to stop competitors from marketing related product candidates or limit the length of the term of patent protection that we may have for palazestrant, OP-3136, or any future product candidates. In addition, the rights granted under any issued patents may not provide us with complete protection or competitive advantages against competitors with similar products to ours. For information regarding risks related to intellectual property, see the section titled “Risk Factors—Risks related to our intellectual property.”

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

In addition to our patents, anticipated regulatory exclusivities, and trademarks, we rely on trade secret and know-how protection to further secure our proprietary position around our chemistry, technology and other discoveries and inventions that we consider important to our business.

We also seek to protect our intellectual property, including our trade secrets and know-how, in part by entering into confidentiality agreements with companies with whom we share proprietary and confidential information in the course of business discussions, and by having confidentiality terms in our agreements with our employees, consultants, scientific advisors, clinical investigators and other contractors and also by requiring our employees, commercial contractors, and certain consultants and investigators, to enter into invention assignment agreements that grant us ownership of any discoveries or inventions made by them while in our employ or carrying out work on behalf of Olema. However, trade secrets and know-how can be difficult to protect. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes or that these agreements will afford us adequate protection of our intellectual property and proprietary rights. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. For information regarding risks related to intellectual property, see the section titled “Risk Factors—Risks related to our intellectual property.”

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We intend to build a commercial infrastructure to support sales of any approved products. We intend to continue evaluating opportunities to work with partners that enhance our capabilities with respect to the development and commercialization of palazestrant and OP-3136. In addition, we intend to commercialize our product candidates, if approved, in key markets either alone or with partners in order to maximize the worldwide commercial potential of our programs.

Manufacturing

We currently do not own or operate any manufacturing facilities. We rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations (CMOs) to produce palazestrant and OP-3136 for non-clinical and clinical testing, as well as for commercial manufacture if palazestrant or OP-3136 receives marketing approval. We require that our CMOs produce bulk drug substances and finished drug products in accordance with current Good Manufacturing Practices (cGMPs) and all other applicable laws and regulations. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to palazestrant and OP-3136.

We have engaged CMOs to manufacture and package palazestrant and OP-3136 for non-clinical and clinical use. Additional CMOs are used to label and distribute palazestrant and OP-3136 for clinical use. We obtain our supplies from these CMOs on a purchase order basis and do not have long-term supply arrangements in place. We expect to put commercial manufacturing agreements into place as we prepare for potential commercialization of palazestrant. We have identified and have under contract a second manufacturer for palazestrant active pharmaceutical ingredient and also anticipate two manufacturers for drug product. More broadly, for palazestrant, OP-3136, and any future product candidates we may develop, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to seeking regulatory approval.

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

There are several currently marketed drugs and product candidates currently in development for the treatment of ER+ breast cancer that target the estrogen receptor that may compete with palazestrant including: fulvestrant, marketed as Faslodex® by AstraZeneca PLC and or any generic equivalents of Faslodex that are marketed or in development; elacestrant, marketed as ORSERDUTM by Stemline Therapeutics Inc.; giredestrant (GDC-9545), being developed by Roche Holding AG/Genentech, Inc.; camizestrant (AZD9833), being developed by AstraZeneca PLC; imlunestrant, marketed as InluriyoTM by Eli Lilly and Co.; vepdegestrant (ARV‑471), being developed by Arvinas, Inc. in partnership with Pfizer, Inc.; and lasofoxifene, being developed by LeonaBio, Inc. There are a number of KAT6 inhibitor product candidates in development that may compete with OP-3136 including prifetrastat and PF-08032562, which are being developed by Pfizer, MEN2312 being developed by Stemline Therapeutics, and BG-75202 being developed by BeOne Medicines.

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

In addition, the Pediatric Research Equity Act (PREA) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation. Unless otherwise required by regulation, the PREA does not apply to any drug for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

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

The U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted. In Europe, the Network and Information Security Directive (NIS2) regulates resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2 may lead up to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year. Also in Europe, some of our customers may be subject to the EU’s Digital Operational Resilience Act (DORA) and similar UK regulatory requirements on operational resilience. These laws may obligate our customers to impose contractual provisions on us, including certain mandatory third-party risk management provisions.

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

U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. In the United States, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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

In the United States, the California Consumer Privacy Act (CCPA) creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA (a) allows enforcement by the California Attorney General with fines and (b) authorizes private lawsuits to recover statutory damages for certain data breaches.

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

There has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, The U.S. Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. This Health Technology Assessment (HTA) process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. At the EU level, on January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment (HTA Regulation), entered into application through a phased implementation. The Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products. The HTA Regulation establishes a framework for EU level joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The HTA Regulation permits EU Member States to use common tools, methodologies, and procedures and requires them to rely on EU level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. However, under the HTA Regulation, EU Member States will still be free to make their own pricing and reimbursement decisions. Moreover, EU Member States may, and do, choose to restrict the range of products for which their national health insurance systems or national healthcare systems provide reimbursement and to control the prices of such products. EU Member States may impose direct controls on pricing, or otherwise adopt a system of direct or indirect controls on the profitability of the companies placing such products on the market. Other EU Member States allow companies to set their own prices but monitor and control prescription volumes and issue guidance to medical professionals to limit prescriptions of such products. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services (CMS) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Clinical trials in the EU

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

Review and authorization process in the EU

In the EU, medicinal products can only be commercialized after a related marketing authorization (MA), has been granted. To obtain an MA for a product in the EU, an applicant must submit a Marketing Authorization Application (MAA), either under a centralized procedure administered by the European Medicines Agency (EMA), or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

The European Union and the European Economic Area consist of the EU Member States, plus Norway, Iceland, and Liechtenstein which are member states of the European Economic Area. To obtain regulatory approval of an investigational drug or biological product under European Union regulatory systems, we must submit a marketing authorization application either under the so-called centralized or national authorization procedures.

•
The Centralized marketing authorization, which is issued by the European Commission through the Centralized Procedure, based on the scientific opinion of the EMA’s Committee for Medicinal Products for Human Use, and which is valid throughout the entire territory of the European Economic Area (which is compromised of the 27 EU Member States plus Iceland, Liechtenstein and Norway). The Centralized Procedure is mandatory for certain types of products, such as (i) biotechnology medicinal products such as genetic engineering, (ii) orphan medicinal products, (iii) medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases and (iv) advanced-therapy medicines, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the European Union, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use (CHMP), conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP.
•
Decentralized Procedure marketing authorizations are available for products not falling within the mandatory scope of the Centralized Procedure. An identical dossier is submitted to the competent authorities of each of the EU Member States in which the marketing authorization is sought, one of which is selected by the applicant as the Reference Member State (RMS), to lead the evaluation of the regulatory submission. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SmPC), and a draft of the labeling and package leaflet as distilled from the preliminary evaluation, which are sent to the other concerned EU Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the RMS records the agreement, closes the procedure and informs the applicant accordingly. If a concerned Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements are referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human (CMDh), for review. If the CMDh fails to reach a consensus, the matter escalates to the European Commission who’s decision is binding on all EU Member States. Each Member State concerned by the procedure is required to adopt a national decision to grant a national marketing authorization in conformity with the approved assessment report, SmPC and the labeling and package leaflet as approved.
•
Where a product has already been authorized for marketing in an EU Member, the granted national marketing authorization can be used for mutual recognition in other EU Member States through the Mutual Recognition Procedure (MRP), resulting in progressive national approval of the product in the EU.
•
National marketing authorizations, which are issued by a single competent authority of the EU Member States and only covers such authority’s respective territory, are also available for products not falling within the mandatory scope of the Centralized Procedure. Once a product has been authorized for marketing in an EU Member State through the National Procedure, this National marketing authorization can be recognized in other Member States through the Mutual Recognition Procedure.

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

Accelerated and alternative marketing authorization mechanisms in the EU

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (PRIME), scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from CHMP, or Committee for Advanced Therapies, are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

A “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Pediatric development in the EU

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan (PIP), agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Data and market exclusivity in the EU

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

Orphan designation in the EU

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

Pricing and reimbursement in the EU

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

In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (HTA), process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. At the EU level, on January 12, 2025,the HTA Regulation entered into application through a phased implementation. The Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products. The HTA Regulation establishes a framework for cooperation at EU level for joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The HTA Regulation permits EU Member States to use common tools, methodologies, and procedures and requires them to rely on EU level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

Other compliance requirements in the EU

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

Regulatory framework in the United Kingdom

The Medicines and Healthcare products Regulatory Agency (MHRA) is the United Kingdom’s standalone regulator for medicinal products and medical devices.

While the United Kingdom’s regulatory framework for clinical trials was historically based on the Medicines for Human Use (Clinical Trials) Regulations 2004, which implemented the former EU Clinical Trials Directive, this has been significantly reformed by the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024. The new legislation, which was adopted in April 2025, modernizes the United Kingdom's approach to make it a more attractive location for research, and includes key features such as: (i) a risk-proportionate approach, including a notification scheme for lower-risk trials; (ii) a combined review process integrating ethics committee and regulatory approvals into a single, streamlined pathway; (iii) enhanced transparency requirements mandating registration of clinical trials in a public registry and publication of trial results within 12 months of trial completion (with scope for deferrals in certain circumstances); (iv) greater flexibility to support innovation in clinical trial design; and (v) measures to promote patient and public involvement. The amendments will become applicable on April 28, 2026 following a one-year transition period.

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

In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure (IRP), when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulatory in Australia, Canada, Switzerland, Singapore, Japan, the U.S.A. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the United Kingdom. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60 day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval hasn’t been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

Existing EU marketing authorizations for centrally authorized products were automatically converted into United Kingdom’s marketing authorizations, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. On January 1, 2025, the Windsor Framework came into effect, reintegrating Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products and introducing a United Kingdom-wide licensing process for medicines.

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

We have grown significantly since our initial public offering in November 2020 and have since built a diverse organization, both in our Board of Directors where three global biotech female leaders are seated, and across our employee base. We have been successful in hiring employees with broad experience and backgrounds while facing significant competition for biotechnology talent from both established and early-stage biotechnology companies. Further, we are headquartered in the San Francisco Bay area and have operations in Cambridge, Massachusetts—both of which are global biotechnology hubs with many employment choices. Despite the competition, we have been successful in hiring highly qualified staff to join Olema.

As of January 31, 2026, we had 131 employees, all of whom were full time, consisting of clinical, research, operations, regulatory, and administrative personnel. Thirty-eight of our employees hold Ph.D. or M.D. degrees. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on the Investors section of our website, www.olema.com, when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing. Further, any references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors.

Risks related to our financial position and the need for additional capital

We have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

We are a clinical-stage biopharmaceutical company, and we have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses since inception. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing our lead product candidate, palazestrant, securing related intellectual property rights, conducting non-clinical studies and clinical trials, including conducting multiple Phase 1/2 studies of palazestrant, initiating and conducting Phase 3 clinical trials of palazestrant, conducting non-clinical studies of OP-3136, and conducting a Phase 1 study of OP-3136. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it would be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields. We also may need to transition from a company with a research focus to a company capable of successfully executing drug development activities and supporting commercial operations, if approved. If we do not adequately address these risks and difficulties or successfully make such a transition, our business, financial condition, results of operations, and prospects will be significantly harmed.

We require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce, and/or eliminate one or more of our research and drug development programs of our product candidates or future commercialization efforts.

Developing pharmaceutical products, including conducting non-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses will increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, palazestrant. We anticipate incurring significant costs associated with the development of our lead product candidate, palazestrant, OP-3136, and any future product candidates we may develop. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA), or other regulatory authorities to perform clinical trials or non-clinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for palazestrant, OP-3136, or future product candidates we may develop, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Our estimates as to how long until we are able to commercialize one or more of our product candidates are based on assumptions that may prove to be wrong, and we may require more time and resources than we currently anticipate, and may exhaust our available capital resources before we are able to generate any revenue from product sales. In addition, because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, including a negative return on our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the geopolitical and macroeconomic environment, generally, including economic and geopolitical uncertainty, market volatility, labor shortages, evolving trade and tariff policies, including related legal challenges, trade tensions and retaliatory measures by other countries, supply chain disruptions, military conflicts, as well as any related political or economic responses or counter-responses by various global actors, inflationary pressures, monetary supply shifts, increased recession risk, and related financial instability. Advancing the development of palazestrant, OP-3136, and any future product candidates we may develop will require a significant amount of capital, and our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the activities that are necessary to complete the development of palazestrant and OP-3136.

We will be required to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders, cause our stock price to decline, or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility, including as a result of geopolitical and macroeconomic events discussed above, could adversely increase our need to access capital and, likewise, adversely impact our ability to access capital as and when needed. For example, inflation rates, particularly in the United States, in recent past increased to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve had previously raised, and may again raise in the future, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of heightening these risks and further increasing economic uncertainty.

Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials, or future commercialization efforts. We also could be required to seek collaborators for palazestrant, OP-3136, or any future product candidates we may develop at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, financial condition, results of operations, and prospects and cause the price of our common stock to decline.

We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern over the long term.

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date, and have financed our operations principally through sales of our equity securities, including sales of our common stock and pre-funded warrants to purchase our common stock to selected institutional and accredited investors in private placement transactions, at-the-market offerings, our initial public offering and other public offerings and private financings. We have incurred net losses of $162.5 million and $129.5 million for the years ended December 31, 2025 and 2024, respectively. We had an accumulated deficit of $597.6 million as of December 31, 2025. Our losses have resulted principally from expenses incurred in research and development of palazestrant, OP-3136 and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, palazestrant, and OP-3136 are both in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for palazestrant or OP-3136 in one of our lead indications and proceed to commercializing palazestrant or OP-3136, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for palazestrant in other indications or for OP-3136.

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

In addition, our consolidated financial statements for the years ended December 31, 2025 and 2024 included elsewhere in this Annual Report have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for palazestrant or OP-3136. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long term.

We have never generated revenue from product sales and may never be profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, palazestrant, OP-3136, and any future product candidates we may develop. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate revenue from product sales depends heavily on our and our current and potential future collaborators’ success in:

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

Even if palazestrant, OP-3136, or any future product candidates that we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, EMA or other comparable regulatory authorities to perform clinical trials or non-clinical studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

The terms of the Loan Agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On September 5, 2023, we entered into a loan and security agreement (the Original Loan Agreement) with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (the Bank), which provided us with an aggregate principal amount of up to $50.0 million (the Original Credit Facility), of which $25.0 million became available in September 2023 (Term Loan A) upon the closing of a private placement and the issuance of our common stock to selected institutional and accredited investors pursuant to a securities purchase agreement, and the remaining $25.0 million could have been made available upon approval of the Bank in its discretion. The Original Credit Facility was scheduled to mature on August 1, 2027. On June 28, 2024, we entered into the First Amendment to Loan and Security Agreement (the First Amendment) with the Bank, which, among other things, (i) increased the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million (the Credit Facility) of which the Term Loan A of $25.0 million was immediately available, an additional $25.0 million will become available upon achieving certain milestones related to the execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib (Term Loan B), and an additional $50.0 million which may be made available upon the approval of the Bank in its discretion (Term Loan C), and (ii) extended the maturity date to July 1, 2028. On June 27, 2025, we entered into a Second Amendment to Loan and Security Agreement (the Second Amendment) with the Bank, which, among other things, (i) decreased the interest rate to a floating rate equal to the greater of 6.0% or the prime rate, and (ii) extended the draw period of Term Loan A to January 15, 2026. As of December 31, 2025, we had an outstanding liability of $3.0 million under the Credit Facility, representing the full amount drawn to date. On January 11, 2026, we entered into the Third Amendment to Loan and Security Agreement (the Third Amendment, together with the Original Loan Agreement, as amended by the First Amendment and the Second Amendment, the Loan Agreement), which, among other things, (i) extended the draw period of Term Loan A to January 31, 2027, (ii) extended the draw period of Term Loan B to January 31, 2027, (iii) extended the draw period of Term Loan C to January 31, 2027, and (iv) extended the Maturity Date to January 1, 2029 (Maturity Date). Based on the occurrence of specified (a) development milestones related to the pivotal Phase 3 OPERA-01 clinical trial of palazestrant or (b) receipt of proceeds from capital financing, the draw period of Term Loan B and Term Loan C may be further extended to July 31, 2027, and the Maturity Date may be further extended to July 1, 2029.

Our overall leverage and certain obligations and affirmative and negative covenants contained in the Loan Agreement and related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement; refinance our debt on terms acceptable to us or at all; plan for and adjust to changing business, industry and market conditions; use our available cash flow to fund future acquisitions; make dividend payments; and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

If we default under the Loan Agreement, the Bank may accelerate all of our repayment obligations and exercise all of its rights and remedies under the Loan Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Bank could declare a default upon the occurrence of customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; occurrence of any material adverse change; delisting; and a material impairment in the Bank’s security interest. Upon the occurrence of an event of default (subject, in certain cases, to notice and grace periods), obligations under the Loan Agreement may be accelerated, thereby requiring us to repay the loan immediately. Any declaration by the Bank of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Additionally, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent on the success of our lead product candidate, palazestrant, which is currently in clinical development. If we are unable to complete development of, obtain regulatory approval for, and commercialize palazestrant in one or more indications and in a timely manner, our business, financial condition, results of operations, and prospects will be significantly harmed.

Our future success is heavily dependent on our ability to timely complete clinical trials, obtain marketing approval for, and successfully commercialize palazestrant, our lead product candidate. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of palazestrant in our ongoing clinical trials in multiple indications. We are investing significant efforts and financial resources in the research and development of palazestrant. Palazestrant will require additional clinical development, evaluation of clinical, non-clinical and manufacturing activities, marketing approval from regulatory authorities, and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote palazestrant before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. Should our planned clinical development of palazestrant in our lead indications fail to be completed in a timely manner or at all, we will need to rely on our ongoing and planned clinical development of palazestrant in additional indications, which will require more time and resources to obtain regulatory approval and proceed with commercialization and may ultimately be unsuccessful.

We cannot assure you that our planned clinical development programs for palazestrant will be completed in a timely manner, or at all, or that we will be able to obtain approval for palazestrant from the FDA, European Commission (based on the positive opinion of the EMA’s Committee for Medicinal Products for Human Use), or any comparable foreign regulatory authority. If we are unable to complete development of, obtain regulatory approval for, and commercialize palazestrant in one or more indications and in a timely manner, our business, financial condition, results of operations, and prospects will be significantly harmed.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a pivotal clinical trial or submitted an NDA to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for palazestrant, OP-3136, or any future product candidates we may develop, we will be unable to generate product revenue and our business, financial condition, results of operations, and prospects will be significantly harmed.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of non-clinical studies and clinical trials of palazestrant, OP-3136, and any future product candidates we may develop may not be predictive of the results of subsequent clinical trials. We have a limited operating history and to date have not demonstrated our ability to complete large-scale clinical trials.

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through non-clinical studies and initial clinical trials. In addition to the safety and efficacy traits of any product candidate, clinical trial failures may result from a multitude of factors, including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to a lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or any potential future collaborator may decide, or regulators may require us, to conduct additional clinical trials or non-clinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit, or prevent regulatory approval.

Our future clinical trials may not be successful. If any of our product candidates is found to be unsafe or lacking efficacy, we will not be able to obtain regulatory approval, and our business, financial condition, results of operations, and prospects may be significantly harmed. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in the composition of the patient populations, adherence to dosing regimens and other trial protocols and the dropout rate among clinical trial participants. Patients treated with palazestrant, OP-3136, or any future product candidates we may develop may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to palazestrant, OP-3136, or any future product candidates we may develop. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market palazestrant, OP-3136, or any future product candidates we may develop.

We do not know whether our current clinical trials of palazestrant or OP-3136 or any future clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market palazestrant, OP-3136, or any future product candidates we may develop. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. If we are unable to bring palazestrant, OP-3136, or any future product candidates we may develop to market, our ability to create long-term stockholder value will be limited.

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

Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA, European Commission, or comparable foreign regulatory authority approval. We cannot guarantee that the FDA or foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit an application seeking approval of palazestrant, OP-3136, or any future product candidates we may develop. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities to support marketing approval, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of palazestrant, OP-3136, or any future product candidates we may develop. Even if regulatory approval is secured for palazestrant or OP-3136, the terms of such approval may limit the scope and use of palazestrant or OP-3136, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, European Commission, or comparable foreign regulatory authorities may significantly change in a manner that results in adverse consequences to us, including by rendering our clinical data insufficient for approval, which may lead to the FDA, European Commission, or comparable foreign regulatory authorities delaying, limiting or denying approval of palazestrant or OP-3136, including any other indication we are seeking for approval under palazestrant or OP-3136.

The regulatory approval processes of the FDA, European Commission, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for palazestrant, OP-3136, or any future product candidates we may develop, our business, financial condition, results of operations, and prospects will be significantly harmed.

The time required to obtain approval by the FDA, European Commission and comparable foreign authorities is unpredictable and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

Applications for palazestrant or OP-3136 could fail to receive regulatory approval for many reasons, including the following:

•
the FDA, European Commission, or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;
•
the FDA, European Commission, or other comparable foreign regulatory authorities may determine that palazestrant or OP-3136 is not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•
the FDA, European Commission, or other comparable foreign regulatory authorities may disagree with our interpretation of data from non-clinical studies or clinical trials;
•
the data collected from clinical trials of palazestrant or OP-3136 may not be sufficient to support the submission of an NDA, or other submission or to obtain regulatory approval in the United States or elsewhere;
•
we may be unable to demonstrate to the FDA, European Commission, or other comparable foreign regulatory authorities that palazestrant's or OP-3136’s risk-benefit ratio for its proposed indication is acceptable;
•
the FDA, the European Commission, the competent authorities of EU Member States, or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•
the approval policies or regulations of the FDA, European Commission, or other comparable foreign regulatory authorities may significantly change in a manner that results in adverse consequences to us, including by rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market palazestrant or OP-3136, which would significantly harm our business, financial condition, results of operations, and prospects.

In addition, even if we obtain approval of palazestrant or OP-3136 for a lead indication, regulatory authorities may not approve palazestrant or OP-3136 for other indications, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy (REMS), or comparable foreign strategy. Certain regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or may approve palazestrant or OP-3136 with a label that does not include the labeling claims necessary or desirable for success. In addition, regulatory authorities in certain countries may not approve the price we intend to charge for the product we develop. If we are unable to obtain regulatory approval of palazestrant or OP-3136, or if regulatory approval is limited, our business, financial condition, results of operation, and prospects will be significantly harmed.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

We may experience delays in clinical trials of palazestrant, OP-3136, or any future product candidates we may develop. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including delays related to:

•
the FDA, EMA, the European Commission, or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
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
•
shutdowns, either temporarily or permanently, of any facility manufacturing palazestrant, OP-3136, or any future product candidates we may develop or any of their components, including by order from the FDA, competent authorities of EU Member States, or comparable foreign regulatory authorities due to violations of current good manufacturing practice (cGMP) regulations or other applicable requirements, or infections or cross-contaminations of palazestrant, OP-3136, or any future product candidates we may develop in the manufacturing process;
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

We could also encounter delays if a clinical trial is suspended, varied or terminated by us, by the IRBs or Ethics Committees of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA, competent authorities of EU Member States, or comparable foreign regulatory authorities. Such authorities may impose such a suspension, variation or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, competent authorities of EU Member States, or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs, Ethics Committees, competent authorities of EU Member States for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries, as we may do for palazestrant, OP-3136, or any future product candidates we may develop, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

If we experience delays in the completion of, or termination of, any clinical trial of palazestrant, OP-3136, or any future product candidates we may develop, the commercial prospects of palazestrant, OP-3136, or any future product candidates we may develop will be harmed, and our ability to generate product revenues from palazestrant, OP-3136, or any future product candidates we may develop will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down palazestrant’s, OP-3136's, or the development and approval process of any future product candidates we may develop and jeopardize our ability to commence product sales and generate revenues.

In addition, many of the factors that cause, or lead to, termination, variation or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of palazestrant, OP-3136, or any future product candidates we may develop. Any delays in our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize palazestrant, OP-3136, or any future product candidates we may develop, our competitors may be able to bring products to market before we do, and the commercial viability of palazestrant, OP-3136, or any future product candidates we may develop could be significantly reduced. Any of these occurrences may significantly harm our business, financial condition, results of operations, and prospects.

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

Because we are pursuing a variety of target indications for palazestrant and OP-3136, we may expend our limited resources to pursue a particular indication and fail to capitalize on indications or additional product candidates that may be more profitable or for which there is a greater likelihood of success.

We are currently focused on pursuing a variety of target indications for palazestrant and OP-3136, and we have expended, and plan to continue to expend, significant resources to pursue these and other indications for palazestrant and OP-3136. We also may in the future spend our resources on other research programs and product candidates for specific indications that ultimately do not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Because we have limited financial and managerial resources, we must focus our research and development efforts on those product candidates and specific indications that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities, which will significantly harm our business, financial condition, results of operations, and prospects.

Even if approved, palazestrant or OP-3136 may not achieve adequate market acceptance among physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.

Even if palazestrant or OP-3136 receives regulatory approval, it may not gain adequate market acceptance among physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance would depend on a number of factors, including:

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

If palazestrant or OP-3136 is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors, and patients, we may not generate or derive sufficient revenue, which could significantly harm our business, financial condition, results of operations, and prospects.

If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for palazestrant, OP-3136, or any future product candidates we may develop, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA, the European Commission, or other comparable foreign regulatory authorities. Additionally, certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants.

Patient enrollment may also be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as palazestrant, OP-3136, or any future product candidates we may develop, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment for any of our clinical trials may be affected by other factors, including:

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

Our inability to enroll and maintain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for palazestrant, OP-3136, or any future product candidates we may develop and jeopardize our ability to obtain marketing approval for the sale of palazestrant, OP-3136, or any future product candidate we may develop. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

We are developing palazestrant and OP-3136 and may develop future product candidates, in combination with other therapies, which exposes us to additional risks.

We are developing palazestrant and OP-3136 and may develop future product candidates, in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, we have a Phase 1/2 study of palazestrant in a combination trial with a CDK4/6 inhibitor, an additional Phase 1/2 studies of palazestrant in combination with another CDK4/6 inhibitor and with a PI3Ka inhibitor, and a Phase 1b/2 study of palazestrant in combination with a CDK4 inhibitor. We have also initiated OPERA-02, a Phase 3 clinical trial of palazestrant in combination with a CDK4/6 inhibitor, ribociclib.

Even if palazestrant, OP-3136, or any future product candidates we may develop, were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, the European Commission, or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with palazestrant, OP-3136, or any future product candidates we may develop, are replaced as the standard of care for the indications we choose for palazestrant, OP-3136, or any future product candidates we may develop, the FDA, the European Commission, or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own product, if approved, being removed from the market or being less successful commercially.

We also may choose to evaluate palazestrant, OP-3136, or any future product candidates we may develop in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA, European Commission, or comparable foreign regulatory authorities. We will not be able to market and sell palazestrant, OP-3136, or any future product candidates we may develop, in combination with an unapproved cancer therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved cancer therapies face the same risks described with respect to palazestrant or OP-3136 currently in development and clinical trials, such as the potential for serious adverse effects, delays in their clinical trials and potential failure to receive approval from the FDA, European Commission or comparable foreign regulatory authorities.

If the FDA, European Commission, or comparable foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with palazestrant, OP-3136, or future product candidates we may develop, we may be unable to obtain approval of or market such combination therapy.

Risks associated with the in-licensing or acquisition of drug candidates could cause substantial delays in the pre-clinical and clinical development of our drug candidates.

We have previously in-licensed product candidates, and we may acquire or in-license potential product candidates for in the future, as we continue to build our pipeline. Such arrangements with third parties impose diligence, development and commercialization obligations, milestone payments, royalty payments, indemnification and other obligations on us. Our obligations to pay milestone, royalty and other payments to our licensor may be substantial, and the amount and timing of such payments may impact our ability to progress the development and commercialization of our product candidates. Our rights to use any licensed intellectual property are subject to the continuation of and our compliance with the terms of any such agreements.

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

The incidence and prevalence for target patient populations of palazestrant and OP-3136 are based on estimates and third-party sources. If the market opportunities for palazestrant, OP-3136, or any future product candidates we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

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

The incidence and prevalence for target patient populations of palazestrant or OP-3136 are based on estimates and third-party sources. These estimates may be inaccurate or based on imprecise data. For example, the total addressable market opportunity will depend on, among other things, acceptance of our drugs by the medical community and patient access, drug pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to. If the market opportunities for palazestrant, OP-3136, or any future product candidates we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

Interim, initial, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our non-clinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, palazestrant, OP-3136, or any future product candidates we may develop may be harmed, which could significantly harm our business, financial condition, results of operations, and prospects.

We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer, or less expensive than palazestrant, OP-3136, or any future product candidates we may develop, our commercial opportunities will be negatively impacted.

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with palazestrant or OP-3136. Any product candidate that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development and may become commercially available in the future for the treatment of conditions for which we are attempting to develop palazestrant and OP-3136. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. In addition, palazestrant, OP-3136 and any product candidate that we may develop in the future may need to compete with off-label drugs used by physicians to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with palazestrant, OP-3136, and any future product candidates we may develop.

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

For example, if we are successful in developing palazestrant, it may compete against existing products and product candidates in development, to the extent any such product candidates are approved, for the treatment of ER+ breast cancer, including fulvestrant, marketed as Faslodex® by AstraZeneca PLC and or any generic equivalents of Faslodex that are marketed or in development; elacestrant, marketed as ORSERDUTM by Stemline Therapeutics Inc.; giredestrant (GDC-9545), being developed by Roche Holding AG/Genentech, Inc.; camizestrant (AZD9833), being developed by AstraZeneca PLC; imlunestrant, marketed as InluriyoTM by Eli Lilly and Co.; vepdegestrant (ARV-471), being developed by Arvinas, Inc. in partnership with Pfizer, Inc.; and lasofoxifene, being developed by LeonaBio, Inc. There are also a number of KAT6 inhibitor product candidates in development that may compete with OP-3136 including prifetrastat and PF-08032562, which are being developed by Pfizer, MEN2312, which is being developed by Stemline Therapeutics, and BG-75202 being developed by BeOne Medicines.

We have chosen to initially address well-validated biochemical targets, and therefore expect to face competition from existing products and products in development. There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Many of these current and potential competitors may have significantly greater financial, manufacturing, commercial, clinical development, research and technical and human resources expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidate that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, the European Commission, or other comparable foreign regulatory authorities or in discovering, developing, and commercializing products in our field before we do.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, receive greater levels of reimbursement or are less expensive than products we may develop. Our competitors also may obtain marketing approval from the FDA, the European Commission, or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if palazestrant, OP-3136, or any future product candidates we may develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or palazestrant, OP-3136, and any future product candidates we may develop obsolete, less competitive, or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of any product we may develop, if approved, would be adversely affected.

Changes in methods of palazestrant and OP-3136 manufacturing or formulation may result in additional costs or delay.

As palazestrant and OP-3136 progress through non-clinical and clinical trials to potential marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause palazestrant and OP-3136 to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of palazestrant or OP-3136 and jeopardize our ability to commercialize palazestrant or OP-3136, if approved, and generate revenue.

Any product candidate we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. If we obtain marketing approval for palazestrant, OP-3136, or any future product candidates we may develop, sales of such product will depend substantially, in the United States and internationally, on the extent to which the costs of the product are covered and reimbursed by third-party payors. If reimbursement is not available, or is available only at inadequate levels, we may not be able to successfully commercialize palazestrant, OP-3136, or any future product candidates we may develop. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our product to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and requiring substitutions of generic products and/or biosimilars. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our product. Nonetheless, palazestrant, OP-3136, or any future product candidates we may develop may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in European countries, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as palazestrant, OP-3136, or any future product candidates we may develop. In many countries, including European Union (EU) Member States, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of palazestrant, OP-3136, or any future product candidates we may develop to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for palazestrant, OP-3136 or any future product candidates we may develop. Accordingly, in markets outside the United States, the reimbursement for any product that we commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Guidelines and recommendations published by various organizations can reduce the use of palazestrant, OP-3136, or any future product candidates we may develop.

Government authorities promulgate regulations and guidelines directly applicable to us and to palazestrant, OP-3136, or any future product candidates we may develop. In addition, professional societies, such as practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the healthcare and patient communities. Recommendations of government authorities or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of palazestrant, OP-3136, or any future product candidates we may develop or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of palazestrant, OP-3136, or any future product candidates we may develop.

Risks related to regulatory approval and other legal compliance matters

We may be unable to obtain U.S. or foreign regulatory approvals and, as a result, may be unable to commercialize palazestrant, OP-3136, or any future product candidates we may develop.

Palazestrant and OP-3136 are, and any future product candidates we develop will be, subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous non-clinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. We cannot provide any assurance that palazestrant, OP-3136 or any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable and requires successful completion of extensive clinical trials, which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA, EMA, the European Commission, or other comparable foreign regulatory authorities use when evaluating clinical trial data can, and often do, change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations or other actions, including future legislation or administrative action, or changes in FDA, EMA, the European Commission, or other comparable foreign regulatory authorities’ policies during the period of drug development, clinical trials and FDA, EMA, the European Commission, or other comparable foreign regulatory authorities’ regulatory review.

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

Our business entails a significant risk of product liability and if we are unable to obtain sufficient insurance coverage, such inability could significantly harm our business, financial condition, results of operations, and prospects.

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA, EMA, competent authorities of EU Member States, or other regulatory authority investigation of the safety and effectiveness of our product, our manufacturing processes and facilities or our marketing programs. The FDA, EMA, competent authorities of EU Member States or other regulatory authority investigations could potentially lead to a recall of our product or more serious enforcement action, limitations on the approved indications for which it may be used or suspension, variation, or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our product, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing palazestrant or OP-3136, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance are becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by any product liability claims that could significantly harm our business, financial condition, results of operations, and prospects.

Palazestrant, OP-3136, and any future product candidates we develop may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs, which may result in a safety profile that could inhibit regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

As is the case with pharmaceuticals generally, there have been side effects and adverse events associated with the use of palazestrant, and it is likely that there may be additional side effects and adverse events associated with the use of palazestrant, OP-3136, or any future product candidates we may develop. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, the most common side effects we have seen in patients treated with palazestrant in our clinical trials are nausea, fatigue, vomiting, constipation, headaches, and neutropenia. Undesirable side effects caused by palazestrant, OP-3136, or any future product candidates we may develop could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the European Commission, or other comparable foreign regulatory authorities. Any of these occurrences may significantly harm our business, financial condition, results of operations, and prospects.

If palazestrant, OP-3136, or any future product candidates we may develop are associated with undesirable side effects or have unexpected characteristics in non-clinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete a trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may significantly harm our business, financial condition, results of operations, and prospects.

Patients in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our non-clinical studies or previous clinical trials. Palazestrant, OP-3136, or any future product candidates we may develop, may be used as chronic therapies or be used in pediatric populations, for which safety concerns may be particularly scrutinized by regulatory authorities. In addition, if palazestrant, OP-3136, or any future product candidates we may develop, are used in combination with other therapies, palazestrant, OP-3136, or any future product candidates we may develop may exacerbate adverse events associated with the therapy and it may not be possible to determine whether it was caused by our product or the one with which it was combined. Patients treated with palazestrant, OP-3136, or any future candidates we may develop, may also be undergoing surgical, radiation, and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to palazestrant, OP-3136, or any future product candidates we may develop, but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to many factors, including other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, competent authorities of EU Member States, other comparable regulatory authorities or an IRB or Ethics Committee may suspend, vary or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could significantly harm our business, financial condition, results of operations, and prospects, including our potential collaboration, financing, or other business opportunities. Further, if palazestrant or OP-3136 obtains marketing approval, toxicities associated with palazestrant or OP-3136 that are not seen during clinical testing may develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, addition of warnings, and precautions to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether palazestrant or OP-3136 will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on non-clinical studies or early-stage clinical trials.

The FDA, EMA, the European Commission, and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.

We currently plan to conduct international clinical trials and may choose to conduct additional international clinical trials in the future. The acceptance of study data by the FDA, EMA, the European Commission, or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the United States population and United States medical practice; (2) the trials are performed by clinical investigators of recognized competence and pursuant to current GCP requirements; and (3) the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, the European Commission, or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA, the European Commission or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in palazestrant, OP-3136, or any future product candidates we may develop not receiving approval for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of palazestrant, OP-3136, or any product candidate we develop in the future, in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of palazestrant, OP-3136, or any product candidate we develop in the future, in other jurisdictions.

Obtaining and maintaining regulatory approval of palazestrant, OP-3136, or any product candidate we develop in the future, in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA, the European Commission, or other foreign regulatory authority grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional non-clinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our product is also subject to approval.

Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties, and costs for us and could delay or prevent the introduction of our product in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of palazestrant, OP-3136, or any product candidate we develop in the future, will be harmed.

Even if palazestrant, OP-3136, or any product candidate we develop in the future, receives regulatory approval, it will be subject to significant post-marketing regulatory requirements and oversight.

Any regulatory approvals that we may receive for palazestrant, OP-3136, or any product candidate we develop in the future, will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve palazestrant, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, the EU, or applicable foreign regulatory authorities approve palazestrant, OP-3136, or any future product candidates we may develop, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, importation, exportation and recordkeeping for palazestrant, OP-3136, or any future product candidates we may develop will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EU or other applicable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize palazestrant, OP-3136, or any future product candidates we may develop and to generate revenue, could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of palazestrant, OP-3136, or any future product candidates we may develop. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

The FDA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If palazestrant, OP-3136, or any future product candidates we may develop is approved for marketing, and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as palazestrant, OP-3136, or any future product candidates we may develop, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for palazestrant, OP-3136, or any future product candidates we may develop, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label based on the physician’s independent medical judgment. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of palazestrant, OP-3136, or any future product candidates we may develop, if approved, we could become subject to significant liability, which would significantly harm our business, financial condition, results of operations, and prospects.

Disruptions at the FDA, EMA, the European Commission applicable foreign regulatory authorities, the SEC, and other government agencies and regulatory authorities caused by funding shortages, government shutdowns or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those authorities from performing normal business functions on which the operation of our business may rely, which could significantly harm our business, financial condition, results of operations, and prospects.

The ability of the FDA, EMA, the European Commission or any applicable foreign regulatory authority to review and approve new products can be affected by a variety of factors, including, government budget and funding levels, ability to hire and retain key personnel, the acceptance and availability of user fee payments, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA, EMA, the European Commission, or any applicable foreign regulatory authority’s ability to perform routine functions. Average review times at the authorities have fluctuated in recent years as a result and may continue to be delayed. In addition, government funding of the SEC and other government authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Any reduction, delay, or interruption in such funding, whether due to recent or future budgetary constraints, could adversely affect our ability to operate our business, comply with applicable regulatory requirements, or access the capital markets.

Disruptions at the FDA and other authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government authorities, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including for 43 days beginning in October 2025, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs again, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We may attempt to secure approval from the FDA, the European Commission, or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional non-clinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive approval from the FDA, the European Commission, or comparable foreign regulatory authorities through accelerated approval pathways, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, the European Commission, or comparable foreign regulatory authorities may seek to withdraw their approval.

We may in the future seek approval for palazestrant, OP-3136, or any future product candidates we may develop through accelerated approval pathways. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Third-party payors may refuse to provide coverage or reimbursement for the drug until the confirmatory studies are complete. Additionally, if such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

Prior to seeking accelerated approval for palazestrant or OP-3136, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation (e.g., breakthrough therapy designation) for palazestrant or OP-3136, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA, or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for palazestrant or OP-3136 would result in a longer time period to commercialization of such product candidate, could increase the cost of development of palazestrant or OP-3136 and could harm our competitive position in the marketplace.

We may face difficulties from changes to current regulations, policies, and future legislation.

Existing regulatory policies may change, and additional regulations may be enacted that could prevent, limit, or delay regulatory approval of palazestrant, OP-3136, or any future product candidates we may develop. We cannot predict the likelihood, nature, or extent of government regulation or other action that may arise from future legislative, judicial or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained or face challenges in achieving or sustaining profitability.

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the OBBBA was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. Such legislative changes also included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our drugs, if approved, and accordingly, on our business, financial condition, results of operations, and prospects.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with major pharmaceutical companies that require the drug manufacturer to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example, directives to reduce agency workforce, program cuts, directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, imposing tariffs on imported pharmaceutical products, and as part of the Make America Healthy Again, Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing operational costs and compliance risks.

In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

The likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad, is uncertain. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repeals the EU Clinical Trials Directive (CTD), became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. The HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. On January 12, 2025, the HTA Regulation entered into application and has a phased implementation. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and established a framework for joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The HTA Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU and requires them to rely on EU level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

In light of the fact that the United Kingdom has left the EU, the HTA Regulation will not apply in the United Kingdom. However, the MHRA is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (SMC), the National Institute for Health and Care Excellence (NICE), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products. There can be no assurance that we will be able to obtain or sustain favorable pricing or reimbursement in the UK under these evolving frameworks, and any such inability could materially and adversely affect our anticipated revenues and growth prospects in that market.

Following a public consultation that began in 2022, the United Kingdom government has enacted new legislation to overhaul the clinical trials regulatory framework. In April 2025, the UK adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, remove unnecessary administrative burdens on trial sponsors, and protect the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials into closer alignment with the CTR. The amendment will become applicable on April 28, 2026 following a one-year transition period. While these changes introduce efficiencies and align with some principles of the CTR, divergence between the United Kingdom and EU regulatory systems remains. Any significant divergence could affect the cost and complexity of conducting clinical trials in the United Kingdom and may impact the acceptability of United Kingdom-based trial data for seeking marketing authorizations in the EU, and vice versa.

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

In addition, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the Pharma Package). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package - comprised of a new directive and regulation to replace existing legislation – aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions; reshape the incentives regime for orphan medicinal products; and expand the Bolar exemption. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, our development, approval or commercialization plans may be adversely affected.

We expect that the recent reform activity, as well as other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize palazestrant, OP-3136, or any future product candidates we may develop.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be on the marketing approvals of palazestrant, OP-3136, or any future product candidates we may develop.

Our relationships with healthcare professionals, clinical investigators, CROs and third party payors in connection with our current and future business activities may be subject to federal, state and foreign healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and privacy and security laws (including health information privacy and security laws), which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens, and diminished profits and future earnings.

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

Outside the United States, interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. For example, much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in EU Member States. In addition, payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, in some EU Member States agreements with healthcare professionals may be the subject of prior notification and approval by the healthcare professional's public employer, his or her competent professional organization and/or the national competent regulatory authorities.

Some state and local laws require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state and/or the registration of pharmaceutical sales representatives in the jurisdiction. Some state and foreign laws require biotechnology companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. In the United States, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified, or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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

Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups. Also in Europe, NIS2 regulates resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2 may lead up to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work.

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

We may at times fail, or be perceived to have failed, to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may not fully comply with such obligations, which could negatively impact our business, financial condition, results of operations, and prospects.

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

Our employees and personnel may use artificial intelligence (AI), including generative AI, agentic AI and machine learning technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI, such as the EU AI Act. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

Any inability, or perceived inability, to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, clinical trials); an inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations. Although we seek to mitigate these risks, there can be no assurance that our privacy and security-related safeguards will protect us from all risks associated with the third-party processing, storage and transmission of such information.

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

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could significantly harm our business, financial condition, results of operations, or prospects.

We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

As we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business.

In addition, our products and activities may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm any potential international sales and adversely affect our future revenue, if any. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of any of products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or product targeted by such regulations, could result in the future in decreased use of our products by, or in our decreased ability to export our products to potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell access to our products would likely significantly harm our business, financial condition, results of operations, and prospects.

Risks related to employee matters, managing our growth and other risks related to our business

Unfavorable U.S. and global macroeconomic and geopolitical conditions could adversely affect our business, financial condition, results of operations, and prospects.

Our business could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including economic uncertainty, market volatility, labor shortages, evolving trade and tariff policies, including related legal challenges, trade tensions, and retaliatory measures by other countries, supply chain disruptions, military conflicts, as well as any related political or economic responses and counter-responses by various global actors, inflationary pressures, monetary supply shifts, increased recession risk, and related financial instability. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical uncertainty and developments, including the events noted above. General business and economic conditions that could affect our business, financial condition, results of operations, and prospects include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have experienced periods of significant increases in the past few years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limitations on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. A weak or declining economy could also strain our manufacturers and other service providers in our supply chain, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations, and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in countries outside of the United States. The current international trade and regulatory environment is subject to significant ongoing uncertainty. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The U.S. government has announced imposition of substantial tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments, including legal challenges related to such tariffs, have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition, and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

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

Notwithstanding legal challenges related to tariffs, we expect that current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, which among other factors, could negatively impact our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, if approved, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities and impact negatively our growth prospects.

The complexity of announced or future tariffs, including as a result of uncertainty surrounding related legal challenges, may also increase the risk that we or our collaborators, partners, vendors or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs on or increase the complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions, as well as of related legal challenges, remains uncertain and could materially and adversely affect our business, financial condition, results of operations, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this "Risk Factors" section.

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

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize palazestrant, OP-3136, or any future product candidates we may develop will be limited and the potential for successfully growing our business will be harmed.

We have never commercialized a product candidate before. If we are unable to establish sales, marketing, or distribution capabilities or enter into agreements with third parties to sell, market or distribute palazestrant, OP-3136, or any future product candidates we may develop, we may not be able to successfully sell, market or distribute palazestrant, OP-3136, or any future product candidate we may develop that obtain regulatory approval, if any.

We have never commercialized a product candidate and we currently do not have, and have never had, a sales force, or distribution or marketing capabilities. In order to commercialize any product candidates, if approved, we must build marketing, sales, distribution, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market palazestrant, OP-3136, or any future product candidates we may develop. We may not be successful in accomplishing these required tasks.

Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize palazestrant, OP-3136, or any future product candidates we may develop will be expensive and time-consuming, and will require significant attention of our executive officers to manage. Factors that may affect our ability to commercialize, if approved, palazestrant, OP-3136, or any future product candidates we may develop on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to and educating physicians on the benefits of prescribing or ordering palazestrant, OP-3136, or any future product candidates we may develop and other unforeseen costs associated with creating an independent sales and marketing organization. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of palazestrant, OP-3136, or any future product candidates we may develop that we obtain approval to market, if any, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize palazestrant, OP-3136, or any future product candidates we may develop which may receive regulatory approval or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, if any, either on our own or through collaborations with one or more third parties, we may not generate any revenue from such product candidate or be able to reach or sustain profitability, and we will incur significant additional losses.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of January 31, 2026, we had 131 employees, all of whom were full time, consisting of clinical, research, operations, regulatory, and administrative personnel. Thirty-eight of our employees hold Ph.D. or M.D. degrees. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical, FDA, EMA, and other comparable foreign regulatory authorities’ review process for palazestrant, OP-3136, and any future product candidates we may develop, while complying with any contractual obligations to contractors and other third parties we may have; and
•
improving our operational, financial and management controls, reporting systems and procedures.

In addition, we are conducting multiple clinical trials of palazestrant for several different indications as well as clinical trials for OP-3136 concurrently. Given the small size of our organization, we may encounter difficulties managing multiple clinical trials at the same time, which could negatively affect our ability to manage growth of our organization, particularly as we take on additional responsibility associated with being a public company. Our future financial performance and our ability to successfully develop and, if approved, commercialize, palazestrant, OP-3136, and any future product candidates we may develop will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of palazestrant, OP-3136, and any future product candidates we may develop or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize palazestrant, OP-3136, and any future product candidates we may develop and, accordingly, may not achieve our research, development and commercialization goals.

If our information technology systems, our data or those of the third parties with whom we work are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; or other adverse consequences.

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

Additionally, the loss or compromise of clinical trial data from completed or future clinical trials could result in delays or revocation of our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture palazestrant, and similar events relating to their computer systems could also have a material adverse effect on our business. We may have insufficient recourse against such third parties, and we may have to expend significant resources to mitigate the impact of such an event, to develop and implement protections to prevent future events of this nature from occurring, and to address other related concerns or issues. It also may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate any security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of palazestrant or OP-3136 could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

In addition, some of our customers may be subject to the EU’s Digital Operational Resilience Act (DORA) and similar UK regulatory requirements on operational resilience. These laws may obligate our customers to impose contractual provisions on us, including certain mandatory third-party risk management provisions. If we fail to materially comply with these contractual requirements, we may be subject to investigations, audits or other adverse consequences.

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

EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the EU Member States.

We intend to seek approval to market palazestrant or OP-3136 in the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for palazestrant or OP-3136, we will be subject to applicable rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations, which could place pressure on the pricing and usage of palazestrant or OP-3136. In these countries, pricing negotiations with governmental authorities can take a considerable amount of time following marketing approval of a product candidate. In addition, market acceptance and sales of palazestrant or OP-3136 will depend significantly on the availability of adequate coverage and reimbursement from third-party payors and may be affected by existing and future healthcare reform measures.

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

Legislators, policymakers and healthcare insurance funds in the EU may continue to propose and implement cost-containing measures to keep healthcare costs down, including in response to ongoing budgetary pressures on national healthcare systems, some of which were exacerbated by the COVID-19 pandemic. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as reference prices to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our suppliers, CMOs, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations, increase our costs and expenses and significantly harm our business, financial condition, results of operations, and prospects.

Our ability to develop palazestrant, OP-3136, or any future product candidates we may develop could be disrupted if our operations or those of our suppliers are affected by man-made or natural disasters or other business interruptions. Our corporate headquarters are located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and business could suffer in the event of a major earthquake, fire or other natural disaster.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Our net operating loss (NOL) carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or other restrictions. U.S. federal NOL carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 taxable years and federal NOL carryforwards generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a year is limited to 80% taxable income in such year. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited. For example, California enacted legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning on or after January 1, 2024, and before January 1, 2027.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the IRC), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. Our ability to utilize those NOL carryforwards could be limited by an “ownership change” as described above and, consequently, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

A variety of risks associated with international marketing of palazestrant, OP-3136, or any future product candidates we may develop, if approved, could significantly harm our business, financial condition, results of operations, and prospects.

We plan to seek regulatory approval of palazestrant, OP-3136, or any future product candidates we may develop outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism.

These and other risks associated with our international operations may significantly harm our business, financial condition, results of operations, and prospects.

Risks related to our intellectual property

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for palazestrant, OP-3136, and any future product candidates that we may develop and technologies related to their various uses. We generally seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad related to palazestrant, OP-3136, our proprietary technologies, and their manufacture and uses that are important to our business, as well as inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We may also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending applications from third parties. If we or our potential licensors are unable to obtain or maintain patent protection with respect to palazestrant, OP-3136, proprietary technologies and their uses, our business, financial condition, results of operations, and prospects could be significantly harmed.

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

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Thus, the degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to palazestrant, OP-3136, or any future product candidates we may develop could significantly harm our business, financial condition, results of operations, and prospects.

We cannot be certain that the claims in our pending U.S. patent applications, and corresponding national patent applications, will be considered patentable by the United States Patent and Trademark Office (USPTO) courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patent(s) will not be found invalid or unenforceable if challenged.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting palazestrant, OP-3136, or any future product candidates we may develop by obtaining and defending patents. These risks and uncertainties include the following:

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

In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Further, although we require our employees, commercial contractors, and certain consultants and investigators to enter into invention assignment agreements that grant us ownership of any discoveries or inventions made by them while in our employ or carrying our work on behalf of Olema, we cannot guarantee that we have entered into such agreements with each party, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach such agreements and claim ownership in intellectual property that we believe is owned by us. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases, not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Should any of the above events occur, it could significantly harm our business, financial condition, results of operations, and prospects.

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

Moreover, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance. Legal standards relating to valid and enforceable claim scope are unsettled in the United States and elsewhere and disputes challenging or re-defining scope are common in the biopharmaceutical industry. Even if patent applications we own or in-license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether palazestrant, OP-3136, or any future product candidates we may develop will be or will remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could significantly harm our business, financial condition, results of operations, and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad.

The process by which patent applications are examined and considered for issuance as patents involves consideration by the relevant patent office of “prior art” relative to the invented technology. Different countries have different rules about what information or events can be considered “prior art,” and different requirements regarding when a patent application must be filed relative to any particular piece of potential prior art. Moreover, legal decisions can reinterpret or change whether particular information or events are considered to be “prior art.” Still further, in the United States, patent applicants are required to notify the USPTO of any material “prior art” of which they are aware for the patent examiner to consider in addition to independent searches that the patent examiner is required to conduct. In addition, in the United States and certain other jurisdictions, third parties are entitled to submit prior art to patent offices for consideration during examination.

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

We may be subject to a third-party pre-issuance submission of prior art to the USPTO or other jurisdictions, or become involved in post-grant challenges such as opposition, derivation, revocation, reexamination, post-grant review (PGR) and inter partes review (IPR), or other similar proceedings, or in litigation, challenging our patent rights, including by challenging the validity or the claim of priority of our patents. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize palazestrant, OP-3136, or any future product candidates we may develop and compete directly with us, without payment to us. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of palazestrant, OP-3136, or any future product candidates we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, including art of which we were unaware, and art which was not raised during prosecution of any of our patent applications. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would significantly impact our business, financial condition, results of operations, and prospects. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates or could embolden competitors to launch products or take other steps that could disadvantage us in the marketplace or draw us into additional expensive and time-consuming disputes. Should any of these events occur, it could significantly harm our business, financial condition, results of operations, and prospects.

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

Should any of these events occur, it could significantly harm our business, financial condition, results of operations, and prospects.

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

Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import palazestrant, OP-3136, or any future product candidates we may develop and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, and proceedings, such as oppositions, reexaminations, IPR proceedings and PGR proceedings, before the USPTO and/or corresponding foreign patent offices. In addition, many companies in intellectual property-dependent industries, including the biopharmaceutical industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. Numerous third-party U.S. and foreign issued patents and pending patent applications may exist in the fields in which we are developing palazestrant, OP-3136, or any future product candidates we may develop. There may be third-party patents or patent applications with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of palazestrant, OP-3136, or any future product candidates we may develop. For example, we are aware of certain third-party patent applications and patents in the United States and abroad that include disclosure of chemical structures sharing certain similarities with palazestrant. It is possible that one or more of such third parties could pursue patent claims or assert patent claims that allegedly encompass palazestrant.

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

As the biopharmaceutical industry expands and more patents are issued, the risk increases that palazestrant, OP-3136, or any future product candidates we may develop, may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of palazestrant, OP-3136, or any future product candidates we may develop, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that palazestrant, OP-3136, or any future product candidates we may develop may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Still further, we cannot rely on our experience that third parties have not so far alleged that we infringe their patent rights, as provisions of U.S. patent laws provide a safe harbor from patent infringement for activities reasonably related to the development and submission of information to the FDA for therapeutic products under clinical development. If and when we submit an NDA, that safe harbor will expire.

Any claims of patent infringement, misappropriation or other violations asserted by third parties would be time consuming and could:

•
result in costly litigation that may cause negative publicity;
•
cause development delays;
•
prevent us from commercializing palazestrant, OP-3136, or any future product candidates we may develop;
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

Any patent-related legal action against us claiming damages or seeking to enjoin commercial activities relating to our products, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market palazestrant, OP-3136, or any future product candidates we may develop. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or a future strategic partner were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign palazestrant, OP-3136, or any future product candidates we may develop processes to avoid infringement, if necessary.

An adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing palazestrant, OP-3136, or any future product candidates we may develop, which could significantly harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing palazestrant, OP-3136, and future product candidates and technologies.

Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise significantly harm our business, financial condition, results of operations, and prospects.

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

We may be unsuccessful in acquiring or in-licensing compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for practicing inventions claimed by our patents, including the manufacture, sale and use of palazestrant, OP-3136, and any future product candidates we may develop. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could significantly harm our business, financial condition, results of operations, and prospects.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time- consuming and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

Competitors or other third parties may infringe, misappropriate or otherwise violate our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement or other intellectual property claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we may in-license in the future or own is not valid, is unenforceable, and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our owned patents or future in-licensed patents do not cover the technology in question. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at palazestrant, OP-3136, or any future product candidates we may develop, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

The outcome following legal assertions of invalidity and/or unenforceability is unpredictable, and prior art could render any of our patents invalid. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. There is also no assurance that there is not prior art of which we are aware, but which we believe does not affect the validity or enforceability of a claim in our patent and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim.

If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on a product candidate. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such a loss of patent protection would significantly harm our business, financial condition, results of operations, and prospects.

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

Should any of these events occur, it could significantly harm our business, financial condition, results of operations, and prospects.

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could significantly harm our business, financial condition, results of operations, and prospects.

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

Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring palazestrant, OP-3136, or any future product candidates to market. Should any of these events occur, it could significantly harm our business, financial condition, results of operations, and prospects.

Changes in patent laws or their interpretations could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of our licensors and the enforcement or defense of our issued patents or those of our licensors.

Changes in either patent laws or interpretation of patent laws in the United States or in other countries could increase the uncertainties and costs surrounding prosecution of patent applications and the enforcement or defense of issued patents. For example, on September 16, 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act) was signed into law which included a number of significant changes to U.S. patent law. These include provisions that affected the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our licensors are the first to either (1) file any patent application related to palazestrant, OP-3136, or any future product candidates we may develop or (2) invent any of the inventions claimed in the patents or patent applications.

The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including PGR, IPR and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, changes to patent laws, such as the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of our licensors and the enforcement or defense of our issued patents or those of our licensors, all of which could significantly harm our business, financial condition, results of operations, and prospects.

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect palazestrant, OP-3136, or any future product candidates we may develop.

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

Further, the U.S. Supreme Court has ruled on patent cases, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. Any of the foregoing could significantly harm our business, financial condition, results of operations, and prospects.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

It is possible that we do not perfect ownership of all patents, patent applications or other intellectual property. This possibility includes the risk that we do not identify all inventors, or identify incorrect inventors, which may lead to claims disputing inventorship or ownership of our patents, patent applications or other intellectual property by former employees or other third parties. There is also a risk that we do not establish an unbroken chain of title from inventors to us. Errors in inventorship or ownership can sometimes also impact priority claims. If we were to lose the ability to claim priority for certain patent filings, intervening art or other events may preclude us from obtaining issued patents.

Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could significantly harm our business, financial condition, results of operations, and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.

Patent terms may be inadequate to protect our competitive position on palazestrant, OP-3136, or any future product candidates we may develop for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but there can be no assurance that any such extensions will be obtained, and the life of a patent, and the protection it affords, is limited. Even if patents covering palazestrant, OP-3136, or any future product candidates we may develop are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

If we do not obtain patent term extension for palazestrant, OP-3136, or any future product candidates we may develop, our business, financial condition, results of operations, and prospects may be significantly harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of palazestrant, OP-3136, or any future product candidates we may develop, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of palazestrant, OP-3136, or any future product candidates we may develop. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be significantly harmed. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and non-clinical data and launch their product earlier than might otherwise be the case.

We will not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we will not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These infringing products may compete with palazestrant, OP-3136, or any future product candidates we may develop, without any available recourse.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government authorities or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be significantly harmed.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment, and other requirements imposed by regulations and governmental patent authorities, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or patent applications. We have systems in place to remind us when such fees are due, and we rely on our outside counsel and their patent annuity service to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application and prosecution process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, potential competitors might be able to enter the market with similar or identical products or technology, which could significantly harm our business, financial condition, results of operations, and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business, financial condition, results of operations, and prospects could be significantly harmed.

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business, financial condition, results of operations, and prospects may be significantly harmed. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could significantly harm our business, financial condition, results of operations, and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business, financial condition, results of operations, prospects, and competitive position would be significantly harmed.

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

We have entered into and may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, lessees of shared multi-company property and other third parties. Many of our employees and consultants were previously employed at, or may have previously provided or may be currently providing consulting services to, other biopharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may become subject to litigation where a third party asserts that we or our employees or consultants inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing palazestrant, OP-3136, or any future product candidates or technologies we may develop. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, and cause us to lose valuable intellectual property rights or personnel, which could significantly harm our business, financial condition, results of operations, and prospects. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

Parties making claims against us may be able to sustain the costs of complex intellectual property litigation more effectively than we can. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise significantly harm our business, financial condition, results of operations, and prospects.

Our rights to develop and commercialize our technology and product candidates may be subject, in part, to the terms and conditions of licenses granted to us by others.

We may enter into license agreements in the future with others to advance our research or allow commercialization of palazestrant, OP-3136, or any future product candidates we may develop. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in our licenses.

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

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. In such an event, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business, including the payment of all applicable fees for patents covering our product candidates. If our licensors fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected. Further, we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control the prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by the actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

Our licensors may have relied on third party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

We may need to obtain additional licenses from existing licensors and others to advance our research or allow commercialization of product candidates we develop. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could significantly harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant. Should any of these events occur, it could significantly harm our business, financial condition, results of operations, and prospects.

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

In addition, the agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could significantly harm our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could significantly harm our business, financial condition and prospects.

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors could have the freedom to seek regulatory approval of, and to market, products identical to ours. This could significantly harm our competitive position, business, financial condition and prospects.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

We may develop, acquire, or license intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations, and prospects.

Risks related to our dependence on third parties

We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our non-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize palazestrant, OP-3136, or future product candidates we may develop and our business, financial condition, results of operations, and prospects could be significantly harmed.

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

Further, these investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to palazestrant and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If independent investigators or CROs fail to devote sufficient resources to the development of palazestrant or OP-3136, or if CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize palazestrant or OP-3136. As a result, our results of operations and the commercial prospects for palazestrant or OP-3136 would be harmed, our costs could increase and our ability to generate revenues could be delayed or precluded entirely, and our business, financial condition, results of operations, and prospects could be significantly harmed.

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Additionally, CROs may lack the capacity to absorb higher workloads or take on additional capacity to support our needs. There can be no assurance that we will not encounter challenges or delays with CROs in the future or that these delays or challenges will not significantly harm our business, financial condition, results of operations, and prospects.

We contract with third parties for the manufacture of palazestrant and OP-3136 for non-clinical studies and our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of palazestrant, OP-3136, or other drugs necessary for the development or commercialization of palazestrant or OP-3136, or may not be able to obtain such quantities at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of palazestrant or OP-3136 for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of palazestrant and OP-3136 for non-clinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements for palazestrant. Furthermore, the raw materials for palazestrant and OP-3136 are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of palazestrant or OP-3136 for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

We expect to continue to rely on third-party manufacturers for the commercial supply of palazestrant and OP-3136, if we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
the failure of the third party to manufacture palazestrant or OP-3136 according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over palazestrant or OP-3136 or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
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
•
the failure of the third party to manufacture palazestrant or OP-3136 according to our specifications;
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

We have limited control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EU or other foreign regulatory requirements, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, competent authorities of EU Member States or a comparable foreign regulatory authority does not approve these facilities for the manufacture of palazestrant or OP-3136, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market palazestrant or OP-3136, if approved. We, or our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, competent authorities of EU Member States, or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU Member States, or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of palazestrant, OP-3136, or other drugs necessary for the development or commercialization of palazestrant and significantly harm our business, financial condition, results of operations and prospects.

Furthermore, if the third-party providers of therapies or therapies in development used in combination with palazestrant or OP-3136 are unable to produce sufficient quantities for clinical trials or for commercialization of palazestrant or OP-3136, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations, and prospects. For example, for our Phase 3 clinical trial of palazestrant in combination with ribociclib in ER+/HER2- frontline advanced or metastatic breast cancer, we entered into the 2024 Novartis Agreement, pursuant to which Novartis is manufacturing and supplying ribociclib. If Novartis is unable to timely manufacture or supply ribociclib, or if the 2024 Novartis Agreement terminates and we are unable to obtain ribociclib on comparable terms, our Phase 3 clinical trial may be delayed and our costs to conduct this trial may increase significantly. Either of these outcomes would materially harm our business, financial condition, results of operations, and prospects. For a description of the 2024 Novartis Agreement, see the section titled “Business—Clinical Trial Collaboration and Supply Agreement with Novartis”.

Our current and anticipated future dependence upon others for the manufacture of palazestrant, OP-3136, or other drugs necessary for the development or commercialization of palazestrant or OP-3136 may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval, if any, on a timely and competitive basis.

The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of palazestrant or OP-3136 for clinical trials or our products for patients, if approved, could be delayed or prevented.

Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide non-clinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contamination is discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remediate the contamination, which could delay our clinical trials and significantly harm our business, financial condition, results of operations, and prospects. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, if approved, as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations, and prospects.

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
•
collaborators may de-emphasize or elect not to pursue development and commercialization of palazestrant or may choose not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a sale or disposition of a business unit or development function, the availability of funding or external factors such as an acquisition that diverts resources or creates competing priorities;
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
•
collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property-related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property- related proceedings;
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

If we decide to establish collaborations in the future but are not able to establish those collaborations on commercially reasonable terms or at all, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of palazestrant, OP-3136, or any future product candidates we may develop will require substantial additional cash to fund expenses. We may continue to seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

If we seek collaborations in the future, we will face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, European Commission, or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for palazestrant, OP-3136, or any future product candidates we may develop. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

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

If and when we seek to enter into additional collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop palazestrant, OP-3136, or any future product candidates we may develop or bring them to market and generate product revenue.

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

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2024 to December 31, 2025 has ranged from a low of $3.06 to a high of $35.83. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•
the timing and results of non-clinical studies and clinical trials of palazestrant, OP-3136, or any future product candidates we may develop or those of our competitors;
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
•
sales of our common stock by us, our insiders or our other stockholders; and
•
the geopolitical and macroeconomic environment, generally, including geopolitical and economic uncertainty, market volatility, labor shortages, evolving trade and tariff policies, including related legal challenges, trade tensions, retaliatory measures by other countries, supply chain disruptions, military conflicts, as well as any related political or economic responses and counter-responses by various global actors, inflationary pressures, monetary supply shifts, increased recession risk, and related financial instability.

In addition, the trading prices for common stock of biopharmaceutical companies, including ours, have been highly volatile as a result of factors unrelated to the specific company or its products or products candidates.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•
timing and variations in the level of expense related to the ongoing development of palazestrant, OP-3136, or future development programs;
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
•
if palazestrant, OP-3136, or any future product candidates we may develop receive regulatory approval, the timing and terms of such approval and market acceptance and demand for such product candidates;
•
the timing and cost to establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with current or future collaborators;
•
regulatory developments affecting palazestrant, OP-3136, or any future product candidates we may develop or those of our competitors; and
•
changes in general market and economic conditions.

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

As of January 31, 2026, we had 85,036,547 shares of common stock and pre-funded warrants to purchase up to 13,594,149 shares of common stock outstanding (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations). Refer to Notes 2 and 7 of our notes to the consolidated financial statements contained in this Annual Report for further information regarding the pre-funded warrants. Shares issued upon the exercise of any such pre-funded warrants as well as stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

We were obligated to file registration statements with the SEC to register all of the shares, including shares issuable upon the exercise of pre-funded warrants, issued in each of our private placement transactions for public resale, and are required to maintain effectiveness of both registration statements until the earliest of (i) the second anniversary of the effective date of such registration statement, (ii) such time as all of the shares issued in such private placement have been sold pursuant to such registration statement, or (iii) such time as the shares issued in such private placement become eligible for resale by non-affiliates without any volume limitations or other restrictions pursuant to Rule 144(b)(1)(i) under the Securities Act or any other rule of similar effect. In December 2025, we filed an automatic shelf registration statement pursuant to which we may offer and sell shares from time to time, including the shares of common stock pursuant to our at-the-market offering program currently in place. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Once we register the offer and sale of shares for the holders of registration rights and shares that may be issued under our equity incentive plans, these shares will be able to be sold in the public market upon issuance, subject to applicable securities laws.

In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to palazestrant, OP-3136, or future product candidates we may develop on unfavorable terms to us.

We have in the past, and may again in the future seek additional capital through a variety of means, including public or private equity offerings, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, in November 2025, we completed a public offering of 11,500,000 shares of our common stock, at a public offering price of $19.00 per share, including 1,500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. In addition, in January 2025, we terminated our previous sales agreement with Cowen and Company (the 2024 Sales Agreement) and entered into a new sales agreement with TD Cowen (as amended from time to time, the 2025 Sales Agreement), pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million. On December 11, 2025, we entered into Amendment No. 1 to the 2025 Sales Agreement, which increased the maximum aggregate offering price under the at-the-market offering program to $200.0 million. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, including pursuant to sales under the 2025 Sales Agreement, your ownership interest will be diluted, our stock price could fall and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Future financing activities may result in dilution to stockholders, the imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to palazestrant, OP-3136, or future product candidates we may develop, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

We qualify as a “smaller reporting company” within the meaning of the Exchange Act and may take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates was less than $700.0 million measured on the last business day of our second fiscal quarter for the year ended December 31, 2025, we qualify as a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (Section 404), presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and presenting reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

New or future changes to tax laws could materially adversely affect our Company.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. The OBBBA, the IRA, the Coronavirus Aid, Relief, and Economic Security Act and legislation commonly referred to as the Tax Cuts and Jobs Act made many significant changes to the U.S. tax laws. For example, the IRA provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. The impact of such changes or future legislation could increase our U.S. tax expense and could have a material adverse impact on our business and financial condition. In addition, the pricing of our intercompany transactions may be challenged by taxing authorities, with potential increases in income and other taxes that could impact our business and financial condition.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the U.S. Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications may materially and adversely impact our operating activities, effective tax rate, deferred tax assets, operating income, and cash flows.

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

This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business, financial condition, results of operations, and prospects.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make certain activities more difficult, time-consuming or costly and increase demands on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports regarding our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are also required to disclose, on a quarterly basis, any changes made to our internal control and procedures. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could significantly harm our business, financial condition, results of operations, and prospects. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making certain activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business, financial condition, results of operations, and prospects may be significantly harmed.

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

In addition, as a result of our disclosure obligations as a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. In addition, the market price of our common stock has been and may continue to be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation and stockholder derivative actions. We may be the target of these types of litigation and claims in the future. Any such claims or litigation could result in substantial costs, and the time and resources needed to resolve them could divert our management’s attention and seriously harm our business, financial condition, results of operations, and prospects.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk management and strategy

We have established and maintain various information security processes designed to identify, assess, and manage cybersecurity risks to our critical computer networks, third-party hosted services, communication systems, hardware, software, and vital data, such as intellectual property, confidential proprietary information, strategic assets, and non-clinical and clinical trial data (Information Systems and Data). Our Chief Legal Officer, Vice President of Information Technology, vCISO (Virtual Chief Information Security Officer), cybersecurity business partner, and IT and Legal teams collaborate to address cybersecurity threats and risks, leveraging our risk register and enterprise risk management framework when needed. Our Vice President of Information Technology, vCISO, members of our in-house IT team, and our third-party cybersecurity business partner play an active role in monitoring and assessing risks from cyber threats through a variety of methods including automated tools, third-party testing, tabletop incident response exercises, threat intelligence analysis, industry benchmarking, and collaboration with law enforcement.

We employ a range of measures, processes, standards, and policies tailored to specific environments designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. These include data encryption at rest and in transit, network security controls, secure physical facilities, employee training, access management, including role based access controls and periodic access reviews, change management and comprehensive asset management, tracking, and disposal procedures.

Periodic access reviews are conducted for systems subject to GxP and Sarbanes Oxley compliance requirements.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the security team, which includes our VP of Information Technology, vCISO, and third-party service providers, works with management to prioritize risk management activities and take steps to mitigate cybersecurity threats that are determined to be more likely to lead to a material impact to our business. Key findings and status of the cybersecurity landscape are reviewed with the Audit Committee of our Board of Directors (the Audit Committee), which evaluates our overall enterprise risk. Management evaluates identified cybersecurity risks and incidents to determine whether escalation to executive leadership or the Audit Committee is appropriate.

We engage various categories of third-party service providers to augment our efforts in monitoring, identifying, assessing, and mitigating significant cybersecurity risks. These third-party service providers encompass professional services firms such as legal counsel, cybersecurity consultants, providers of cybersecurity software solutions, managed cybersecurity service providers offering ongoing monitoring and support, external testing firms specializing in penetration testing and vulnerability assessments, and forensic investigators who may be enlisted to conduct investigations and assessments when specific incidents or suspected incidents occur.

We enlist third-party service providers across our business functions, including application providers, hosting companies, contract manufacturers, and supply chain resources. Depending on the service type and data sensitivity, our vendor management process assesses cybersecurity risks and may include contractual provisions addressing data protection and incident notification requirements.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under "Part 1. Item 1A. Risk Factors" in this Annual Report.

Governance

Our Board of Directors retains responsibility for evaluating key business risks faced by the Company, including information security and cybersecurity risks. Our Board of Directors addresses its oversight function in part by delegating the Company's cybersecurity risk oversight to the Audit Committee. The Audit Committee supervises risk mitigation efforts related to cybersecurity threats and evaluates the effectiveness of information security policies and practices.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of Company management, including our Vice President of Information Technology, who has over 15 years of experience managing information technology and cybersecurity programs and who reports into our Chief Legal Officer. The Vice President of Information Technology is responsible for hiring appropriate personnel, integrating cybersecurity risk considerations into the Company's overall risk management strategy, and communicating key priorities to relevant personnel. The Chief Legal Officer, together with the Chief Financial Officer, is responsible for approving cybersecurity budgets, supporting preparation for cybersecurity incidents, approving cybersecurity related processes, and reviewing security assessments and other security-related reports.

The Chief Legal Officer also oversees regulatory reporting and disclosure considerations related to cybersecurity incidents.

Our cybersecurity incident response procedures involve escalating specific incidents to certain members of management as needed, including the Vice President of Information Technology, Chief Legal Officer, Chief Financial Officer, and Chief Executive Officer. The Chief Legal Officer collaborates with our incident response team, which includes members of our in-house IT, facilities, human resources, regulatory, legal, and communications teams, to address and resolve reported cybersecurity incidents. Olema’s incident response procedures mandate reporting certain types of cybersecurity incidents to the Audit Committee and external stakeholders, including regulatory authorities, required by law.

The Audit Committee periodically receives reports from the Vice President of Information Technology on the Company's significant cybersecurity threats, risks, mitigation processes, and incident preparedness. The Audit Committee also receives various summaries, presentations, and reports pertaining to cybersecurity threats, risks, and mitigation.

Item 2. Properties.

Our corporate headquarters are located in San Francisco, California, where we lease approximately 16,500 square feet of office and laboratory space pursuant to lease agreements that expire between December 2026 and January 2027. We also have leased approximately 4,000 square feet of office space in Cambridge, Massachusetts that will expire in March 2027. We believe that these existing facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders of Record

As of the close of business on March 11, 2026, there were 58 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

There were no sales of equity securities during the three months ended December 31, 2025 that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by us.

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

Our lead product candidate, palazestrant, is a novel, orally-available small molecule with dual activity as both a CERAN and SERD, currently being investigated in patients with recurrent, locally advanced or metastatic ER+/HER2- breast cancer. In pre-clinical models, palazestrant binds and completely blocks ER-driven transcriptional activity in both wild-type and mutant forms of ER+ MBC. In clinical studies across more than 400 patients, palazestrant has demonstrated strong anti-tumor activity, attractive pharmacokinetics and prolonged drug exposure, favorable tolerability, and combinability with CDK4/6 inhibitors with no significant drug-drug interaction. Based on the clinical results we have achieved to date, we are advancing palazestrant through late-stage clinical development both as a monotherapy and in combination with other targeted agents.

In November 2023, we initiated OPERA-01, our pivotal Phase 3 clinical trial of palazestrant as a monotherapy in second/third-line ER+/HER2- metastatic breast cancer. We anticipate top-line results for this trial in the fall of 2026, expect to submit the NDA in 2027, and, if successful, anticipate potential FDA approval and commercial launch in late 2027.

In combination, we are investigating palazestrant in multiple Phase 1/2 studies with CDK4/6 inhibitors (palbociclib or ribociclib), a phosphatidylinositol-3-kinase alpha inhibitor (alpelisib), an mTOR inhibitor (everolimus), and a CDK4 inhibitor (atirmociclib). In October 2025, at ESMO, we presented updated results from the ongoing Phase 1b/2 clinical trial of palazestrant in combination with ribociclib in patients with ER+/HER2- advanced or metastatic breast cancer. This data further support our thesis that palazestrant possesses key characteristics to make it a potential backbone endocrine therapy of preference for ER+/HER2- breast cancer, while also supporting the ongoing pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib in front-line ER+/HER2- metastatic breast cancer, called OPERA-02. The execution of OPERA-02 is supported by our clinical trial collaboration and supply agreement with Novartis Pharma AG (Novartis), which was also announced in December 2024. Under the terms of the agreement, Novartis is providing Olema with ribociclib drug supply for the OPERA-02 trial, which we initiated in 2025. We anticipate top-line data in 2028 and, if successful, anticipate potential FDA approval and commercial launch in the frontline MBC setting in the United States in 2029.

Our second product candidate in clinical development, called OP-3136, is a novel, orally-available small molecule that potently and selectively inhibits KAT6, an epigenetic target that is dysregulated in breast and other cancers. The IND application for OP-3136 was cleared by the FDA in late 2024, and the Phase 1 study is enrolling patients, and we expect to present the first clinical data from this program in the second quarter of 2026.

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

We have incurred significant operating losses since the commencement of our operations. Our net losses were $162.5 million and $129.5 million for the years ended December 31, 2025 and 2024, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, make potential milestone payments to our licensors, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of December 31, 2025, we had an accumulated deficit of $597.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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
•
expand our operations in the United States and in other geographies; and
•
incur additional legal, accounting, investor relations and other expenses associated with operating as a public company.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, potential milestone payments to our licensors, and our expenditures on other research and development activities.

We will require substantial additional funding to develop our product candidates and support our continuing operations beyond our current operating plans. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, geopolitical uncertainty and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic conditions. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce, or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate revenue or positive cash flow from operating activities.

Global economic and business activities continue to face widespread uncertainty due to the geopolitical and macroeconomic environment, generally, including economic and geopolitical uncertainty, market volatility, labor shortages, evolving trade and tariffs policies, including related legal challenges, trade tensions, and retaliatory measures by other countries, supply chain disruptions, military conflicts, as well as any related political or economic responses or counter-responses by various global actors, inflationary pressures, monetary supply shifts, increased recession risk, and related financial instability. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Any continued or renewed disruption resulting from these factors could negatively impact our business. We continue to monitor the impact of these geopolitical and macroeconomic factors on our results of operations, financial condition and cash flows.

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

•
costs of manufacturing products for use in our non-clinical studies and clinical trials, including payments to CMOs, and consultants;
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

We typically use our employee, consultant, and infrastructure resources across our development programs. We track outsourced development costs by product candidate or non-clinical program, but we do not allocate personnel costs, other internal costs, or external consultant costs to specific product candidates or non-clinical programs.

While our research and development expenses may fluctuate from period to period, we generally expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance palazestrant, OP-3136, or any future product candidates we may develop into and through non-clinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for palazestrant, OP-3136, or any future product candidates we may develop may be affected by a variety of factors including but not limited to: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability, and commercial viability. We may never succeed in achieving regulatory approval for our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of palazestrant, OP-3136, or any future product candidates we may develop. Clinical and non-clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future non-clinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast whether palazestrant, OP-3136, or any future product candidates we may develop may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Our expenditures on current and future non-clinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs, and timing of non-clinical studies, clinical trials, and development of our product candidates will depend on a variety of factors, including:

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
•
obtaining, maintaining, defending, and enforcing patent claims and other intellectual property rights;
•
maintaining continued acceptable safety profiles of our products following approval; and
•
obtaining and retaining key research and development personnel.

Any changes in the outcome of any of these factors could significantly impact the costs, timing and viability associated with the development of our product candidates.

General and administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation expense, for personnel in executive, finance, accounting, business development, communications, and investor relations, commercialization, legal, human resources, information technology (IT), and administrative functions. General and administrative expenses also include costs not otherwise included in research and development expenses, including corporate facility costs, depreciation, and other expenses, which include rent and maintenance of facilities and insurance, and professional fees for legal, patent and consulting services.

While our general and administrative expenses may fluctuate from period to period, we generally expect that our general and administrative expenses will increase in the foreseeable future as we increase our headcount to support the continued research and development of our programs, the potential future commercialization of our product candidates, and the growth of our business. We also anticipate incurring additional expenses associated with operating as a public company, including increased expenses related to the building and improving of our IT infrastructure, such as cybersecurity monitoring, legal, regulatory and compliance, director and officer insurance, investor and public relations, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and the standards applicable to companies listed on a national securities exchange, as well as additional insurance expenses and other administrative and professional services.

Total other income

Total other income consists of interest income and other income. Interest income primarily consists of interest earned from our cash equivalents and marketable securities. Other income primarily consists of realized and unrealized foreign currency remeasurement gain (loss), interest expense, and other miscellaneous income (expense) not related to operating activities.

Results of operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024	$ Change
	(in thousands)
Operating expenses:
Research and development¹	$157,697	$124,517	$33,180
General and administrative	21,001	17,741	3,260
Total operating expenses	178,698	142,258	36,440
Loss from operations	(178,698)	(142,258)	(36,440)
Other income:
Interest income	16,224	12,682	3,542
Other income	23	102	(79)
Total other income	16,247	12,784	3,463
Net loss	$(162,451)	$(129,474)	$(32,977)

¹The amounts for the years ended December 31, 2025 and 2024 include one-time milestone payments to Aurigene of $10.0 million and $5.0 million, respectively, pursuant to the Aurigene Agreement. For more information about the Aurigene Agreement, see the section titled “Business—License Agreement with Aurigene."

Research and development expenses

The following table summarizes our research and development expenses by functional area for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024	$ Change
	(in thousands)
CROs, CMOs and other clinical development related third-party vendor expenses	$71,411	$52,166	$19,245
Compensation and related benefits	38,714	26,964	11,750
Other research and development expenses	25,408	23,844	1,564
Stock-based compensation	12,164	16,543	(4,379)
Milestone payment made to Aurigene	10,000	5,000	5,000
Total research and development expenses	$157,697	$124,517	$33,180

Research and development expenses for the year ended December 31, 2025 were $157.7 million, compared to $124.5 million for the year ended December 31, 2024. The increase of $33.2 million was primarily related to (i) increased spending on clinical operations and development-related activities as we continue to advance palazestrant through late-stage clinical trials and OP-3136 in early-stage clinical studies, (ii) an increase of $5.0 million in the milestone payment to Aurigene, and (iii) increased personnel-related costs due to higher headcount, partially offset by a decrease in non-cash stock-based compensation expense of $4.4 million mainly due to the lower grant-date fair value of stock options granted during the first three quarters of 2025.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2025 were $21.0 million compared to $17.7 million for the year ended December 31, 2024. The increase of $3.3 million was primarily related to higher corporate-related costs and personnel-related costs, partially offset by a decrease in non-cash stock-based compensation expense of $0.6 million due to the lower grant-date fair value of stock options granted during the first three quarters of 2025.

Other income

Other income for the year ended December 31, 2025 was $16.2 million, compared to $12.8 million for the year ended December 31, 2024. The increase of $3.4 million was primarily due to an increase in interest income from our marketable securities due to higher investment balance.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $162.5 million and $129.5 million for the years ended December 31, 2025 and 2024, respectively. From our inception through December 31, 2025, we had received aggregate net proceeds of $1.0 billion from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, sale of stock through the Company’s 2020 Employee Stock Purchase Plan (ESPP), and borrowings under our Credit Facility, as defined below.

As of December 31, 2025, we had $505.4 million in cash, cash equivalents and marketable securities and accumulated deficit of $597.6 million.

On September 5, 2023, we entered into the Original Loan Agreement with the Bank, which provided us with the Original Credit Facility, of which $25.0 million became available in September 2023 as Term Loan A upon the closing of a private placement and issuance of our common stock to selected institutional and accredited investors pursuant to a securities purchase agreement, and the remaining $25.0 million could have been made available upon approval of the Bank in its discretion. The Original Credit Facility was to mature on August 1, 2027. On June 28, 2024, we entered into the First Amendment with the Bank, which, among other things, (i) increased the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million of which the Term Loan A of $25.0 million was immediately available, an additional $25.0 million will become available upon achieving certain milestones related to the execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib as Term Loan B, and an additional $50.0 million which may be made available upon approval of the Bank in its discretion as Term Loan C, and (ii) extended the maturity date to July 1, 2028. On June 27, 2025, we entered into the Second Amendment with the Bank, which, among other things, (i) decreased the interest rate to a floating rate equal to the greater of 6.0% or the prime rate, and (ii) extended the draw period of Term Loan A to January 15, 2026. As of December 31, 2025, we had an outstanding liability of $3.0 million under the Credit Facility, representing the full amount drawn to date. On January 11, 2026, we entered into the Third Amendment, which, among other things, (i) extended the draw period of Term Loan A to January 31, 2027, (ii) extended the draw period of Term Loan B to January 31, 2027, (iii) extended the draw period of Term Loan C to January 31, 2027, and (iv) extended the Maturity Date to January 1, 2029. Based on the occurrence of specified (a) development milestones related to the pivotal Phase 3 OPERA-01 clinical trial of palazestrant or (b) receipt of proceeds from capital financing, the draw period of Term Loan B and Term Loan C may be further extended to July 31, 2027, and the Maturity Date (as so extended) may be further extended to July 1, 2029.

On November 29, 2024, we entered into a securities purchase agreement for a private placement of (i) 19,928,875 shares of our common stock at a price of $9.08 per share and (ii) pre-funded warrants to purchase up to an aggregate of 7,604,163 shares of our common stock at a price of $9.0799 per pre-funded warrant, which represents the per share purchase price of the common stock sold in the private placement less the $0.0001 per share exercise price for each pre-funded warrant to selected institutional and accredited investors (the 2024 Private Placement). The aggregate gross proceeds for the 2024 Private Placement were approximately $250.0 million. After deducting offering expenses related to the 2024 Private Placement of approximately $13.0 million, the net proceeds to us from the 2024 Private Placement were approximately $237.0 million. Of the $13.0 million issuance costs, $6.5 million was paid in the fourth quarter of 2024 and $6.5 million was paid in the first quarter of 2025. Concurrently, on November 29, 2024, we entered in an exchange agreement with an investor and issued to such investor pre-funded warrants to purchase up to 3,420,000 shares of our common stock at an exercise price of $0.0001 per share, in exchange for 3,420,000 shares of our common stock previously outstanding and held by such investor. Thereafter, on January 10, 2025, we entered into exchange agreements with certain investors pursuant to which we issued pre-funded warrants to purchase up to 6,070,000 shares of our common stock at an exercise price of $0.0001 per share, in exchange for 6,070,000 shares of our common stock previously outstanding and held by such investors (Exchange Transactions). Certain holders of pre-funded warrants (together with such holder’s affiliates and other attribution parties) may not exercise pre-funded warrants held by them to the extent that immediately prior to or after giving effect to such exercise such holder would own more than 9.99% of our outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% upon 61 days’ notice to us, subject to the terms of the pre-funded warrants. Refer to Note 7 of our notes to the consolidated financial statements contained in this Annual Report for further information regarding the Exchange Transactions.

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

On January 6, 2025, we entered into a sales agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC, (TD Cowen) as sales agent, pursuant to which the Company could offer and sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the 2025 ATM Shares). The 2025 Sales Agreement replaced our 2024 Sales Agreement, and no further sales could be made pursuant to the 2024 Sales Agreement. The sales of the 2025 ATM Shares would be made by any method permitted that is deemed to be an ATM equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any 2025 ATM Shares sold by TD Cowen. On December 11, 2025, we entered into Amendment No. 1 to the 2025 Sales Agreement, which increased the maximum aggregate offering price under the ATM program to $200.0 million. As of December 31, 2025, no securities had been sold under the 2025 Sales Agreement.

On November 19, 2025, we completed a follow-on public offering pursuant to which we sold 11,500,000 shares of common stock at a public offering price of $19.00 per share, including 1,500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate net proceeds of $204.8 million, after deducting underwriting discounts and commissions and estimated offering costs. Sales of our common stock were made under our shelf registration on Form S-3, which we initially filed with the SEC on January 6, 2025 and that was declared effective by the SEC on January 15, 2025.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of palazestrant, OP-3136, and non-clinical studies. We expect that our research and development and general and administrative costs will increase in connection with conducting additional non-clinical studies and clinical trials for our current and future research programs and product candidates, contracting with CMOs to support non-clinical studies and clinical trials, expanding our intellectual property portfolio, developing our commercialization capabilities, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

Our primary uses of cash are to fund our research and development activities, including with respect to palazestrant, OP-3136, and other non-clinical programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Other than as noted above, we currently have no financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Future funding and material cash requirements

To date, we have not generated any revenue from product sales. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if at all, that will occur. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, palazestrant or OP-3136. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant commercialization expenses related to program sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of potential collaborators. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.

We expect our cash, cash equivalents, and marketable securities as of December 31, 2025, as well as the available balance under the Credit Facility, will enable us to fund our current operating plan through mid-2028. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

The following table presents our material cash requirements for future periods:

	Material cash requirements due by period
	Less than 1	More than 1
(in thousands)	year	year	Total
Credit Facility	$—	$3,000	$3,000
Operating leases	1,172	69	1,241

In addition, under the Aurigene Agreement, we have payment obligations that are contingent upon future events such as the achievement of specified development, regulatory and commercial milestones. Financial terms of the Aurigene Agreement include remaining potential future milestone payments of up to $45.0 million in clinical development and regulatory milestones, and up to $370.0 million in commercial milestones. Aurigene is also eligible to receive mid-single digit to the low double digit royalties as percentages of product sales, if any. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 12 to our audited consolidated financial statements.

We also enter into contracts in the normal course of business with CROs and clinical sites for the conduct of clinical trials, non-clinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of product discovery, non-clinical studies, and clinical trials;
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

•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
•
the extent to which we acquire or in-license other product candidates and technologies;
•
the costs of securing manufacturing arrangements for commercial production; and
•
the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting non-clinical studies and clinical trials is a time- consuming, expensive, and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of one or more product candidates that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, our Loan Agreement includes covenants limiting our ability to, among other things, fund future acquisitions, make dividend payments, or obtain additional financing.

If we raise funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Years Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(146,716)	$(104,351)
Net cash used in investing activities	(155,760)	(93,526)
Net cash provided by financing activities	211,297	268,818
Net (decrease) increase in cash and cash equivalents	$(91,179)	$70,941

Operating activities

Net cash used in operating activities during the year ended December 31, 2025 consisted primarily of our net loss of $162.5 million and non-cash interest income on our marketable securities of $6.3 million, offset by non-cash charges of $18.0 million and net increase in operating assets and liabilities of $4.0 million. The net loss consisted primarily of $157.7 million in research and development expenses and $21.0 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation expense of $17.6 million, depreciation and amortization expenses of $0.5 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $1.2 million. The net increase in operating assets and liabilities was primarily due to (i) an increase of $11.0 million in other current liabilities, which is primarily related to increased spending on clinical development-related activities as we advanced palazestrant through late-stage clinical trials, including initiation activities for OPERA-02, and the OP-3136 program, and (ii) an increase of $4.6 million in accounts payable, which is primarily related to timing of invoicing by vendors and related payments. These increases were partially offset by (i) an increase of $6.1 million in other assets and long-term deposits due to project deposits paid to CROs as we advance the OP-3136 program and conduct initiation activities for OPERA-02, and (ii) an increase in prepaid expenses and other current assets of $5.4 million.

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

Investing activities

Net cash used in investing activities during the year ended December 31, 2025 was predominantly due to purchases of marketable securities which were partially offset by maturities of marketable securities.

Net cash used in investing activities during the year ended December 31, 2024 was predominantly due to purchases of marketable securities which were partially offset by maturities of marketable securities.

Financing activities

Net cash provided by financing activities during the year ended December 31, 2025 was predominantly due to the $205.4 million in net proceeds from our follow-on public offering in November 2025, $8.4 million from the exercise of stock options, $3.0 million draw down under our Credit Facility and $1.0 million from the sale of our common stock under the ESPP, partially offset by $6.5 million payment of issuance costs previously accrued in connection with the 2024 Private Placement.

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

Smaller reporting company

Because our annual revenue was less than $100.0 million in 2025 and the market value of our voting and non-voting common stock held by non-affiliates was less than $700.0 million measured on the last business day of our second fiscal quarter in 2025, we qualify as a “smaller reporting company” as defined in the Exchange Act. We took advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (Section 404), presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and presenting reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

As of December 31, 2025 and 2024, we had cash, cash equivalents and marketable securities of $505.4 million and $434.1 million, respectively. We generally hold our cash in interest-bearing bank accounts and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates as of December 31, 2025 would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

As of December 31, 2025, we had an outstanding long-term borrowing under our Credit Facility of $3.0 million which bears interest at a rate per annum equal to the greater of (i) 6.0% and (ii) the prime rate. An immediate 100 basis point change in the prime rate as of December 31, 2025 would not have a material effect on the fair market value of our long-term borrowing.

Financial institution risk

We deposit cash and cash equivalents with financial institutions we believe to be of high credit quality to minimize risk with respect to any amounts in excess of insurance limitations. Cash amounts held at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Olema Pharmaceuticals, Inc.
Index to consolidated financial statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Olema Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Olema Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

How We Addressed the Matter in Our Audit

To test the clinical trial accrual, our audit procedures included, among others, reading a sample of the Company’s contracts with the CROs to understand key financial and contractual terms and testing the accuracy and completeness of the underlying data used in the accrual computations. We also evaluated management’s estimates of the vendor’s progress for a sample of clinical trials by inquiring of the Company’s operations personnel overseeing the clinical trials and obtaining information directly from third party vendors regarding their estimate of costs that have been incurred through December 31, 2025. We analyzed the data underlying the accrual balance to evaluate the impact of reasonable changes in the data on the recorded amount of the clinical trial accrual. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2020.

Iselin, New Jersey

March 16, 2026

Olema Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except for share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$48,301	$139,480
Marketable securities	457,136	294,606
Prepaid expenses and other current assets	10,015	4,387
Total current assets	515,452	438,473
Operating lease right-of-use assets	1,146	1,314
Other assets and long-term deposits	16,832	11,192
Total assets	$533,430	$450,979

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,253	$4,460
Operating lease liabilities, current	1,124	1,172
Other current liabilities (Note 6)	41,425	36,126
Total current liabilities	51,802	41,758
Operating lease liabilities, net of current portion	69	257
Long-term borrowing	3,000	—
Total liabilities	54,871	42,015
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2025 and 2024; no shares issued and outstanding as of December 31, 2025 and 2024.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of December 31, 2025 and 2024; 81,376,449 and 74,312,608 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	8	7
Additional paid-in capital	1,075,487	843,920
Accumulated other comprehensive income	621	143
Accumulated deficit	(597,557)	(435,106)
Total stockholders’ equity	$478,559	$408,964
Total liabilities and stockholders’ equity	$533,430	$450,979

See accompanying notes to the consolidated financial statements.

Olema Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except for share and per share amounts)

	Years Ended December 31,
	2025	2024
Operating expenses:
Research and development¹	$157,697	$124,517
General and administrative	21,001	17,741
Total operating expenses	178,698	142,258
Loss from operations	(178,698)	(142,258)
Other income:
Interest income	16,224	12,682
Other income	23	102
Total other income	16,247	12,784
Net loss	$(162,451)	$(129,474)
Net loss per share, basic and diluted	$(1.87)	$(2.20)
Weighted average shares used to compute net loss per share, basic and diluted²	87,006,027	58,743,522

¹ The amounts for the years ended December 31, 2025 and 2024 include milestone payments to Aurigene of $10.0 million and $5.0 million, respectively.

² For the years ended December 31, 2025 and 2024, the weighted average shares used to compute net loss per share, basic and diluted, include the pre-funded warrants.

	Years Ended December 31,
	2025	2024
Net loss	$(162,451)	$(129,474)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	478	(204)
Total comprehensive loss	$(161,973)	$(129,678)

See accompanying notes to the consolidated financial statements.

Olema Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except for share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	54,992,784	$5	$559,175	$347	$(305,632)	$253,895
Issuance of shares and pre-funded warrants under 2024 private placement, net of issuance costs of $12,998	19,928,875	2	236,999	—	—	237,001
Issuance of shares under at-the-market offering, net of issuance costs of $166	1,772,278	—	22,787	—	—	22,787
Exchange of common stock shares for pre-funded warrants	(3,420,000)	—	—	—	—	—
Stock-based compensation expense	—	—	22,009	—	—	22,009
Exercise of stock options	430,159	—	1,518	—	—	1,518
Issuance of shares under employee stock purchase plan	112,853	—	859	—	—	859
Employee stock purchase plan expense	—	—	573	—	—	573
Vesting of performance-based restricted stock unit awards	403,000	—	—	—	—	—
Vesting of restricted stock awards	92,659	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	(129,474)	(129,474)
Balances at December 31, 2024	74,312,608	$7	$843,920	$143	(435,106)	$408,964
Issuance of shares upon follow-on public offering, net of issuance costs of $13,688	11,500,000	1	204,797	—	—	204,798
Exchange of common stock shares for pre-funded warrants	(6,070,000)	—	—	—	—	—
Stock-based compensation expense, including employee stock purchase plan expense	—	—	17,586	—	—	17,586
Exercise of stock options	1,351,320	—	8,154	—	—	8,154
Issuance of shares under employee stock purchase plan	282,521	—	1,030	—	—	1,030
Net unrealized gain on marketable securities	—	—	—	478	—	478
Net loss	—	—	—	—	(162,451)	(162,451)
Balances at December 31, 2025	81,376,449	$8	$1,075,487	$621	(597,557)	$478,559

See accompanying notes to the consolidated financial statements.

Olema Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(162,451)	$(129,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	490	393
Non-cash lease expense	1,176	1,150
Non-cash interest income on marketable securities	(6,292)	(8,175)
Stock-based compensation expense, including employee stock purchase plan expense	17,586	22,582
Loss on disposal of equipment	—	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,418)	(429)
Other assets and long-term deposits	(6,145)	(2,957)
Accounts payable	4,598	2,510
Other current liabilities	10,984	11,202
Operating lease liabilities	(1,244)	(1,162)
Net cash used in operating activities	(146,716)	(104,351)
Cash flows from investing activities:
Purchase of equipment	—	(159)
Maturities of marketable securities	344,962	301,592
Purchases of marketable securities	(500,722)	(394,959)
Net cash used in investing activities	(155,760)	(93,526)
Cash flows from financing activities:
Proceeds from issuance of shares upon follow-on public offering, net of issuance costs of $13,110	205,390	—
Proceeds from issuance of shares under at-the-market offering, net of issuance costs of $166	—	22,787
Proceeds from 2024 private placement, net of issuance costs of $6,498	—	243,501
Payment of issuance costs for shares issued under 2024 private placement	(6,514)	—
Proceeds from borrowings under Credit Facility (Note 13)	3,000	—
Proceeds from exercise of stock options	8,391	1,671
Proceeds from issuance of common stock under employee stock purchase plan	1,030	859
Net cash provided by financing activities	211,297	268,818
Net (decrease) increase in cash and cash equivalents	(91,179)	70,941
Cash and cash equivalents at beginning of period	139,480	68,539
Cash and cash equivalents at end of period	$48,301	$139,480

Supplemental disclosure of cash flow information
Exchange common stock shares for pre-funded warrants	$29,379	$31,054
Right-of-use asset obtained in exchange for operating lease liabilities	$896	$—
Unpaid issuance costs related to follow-on public offering and 2024 private placement	$578	$6,500
Research and development project deposit applied against study invoices	$177	$748
System implementation cost included in other current liabilities	$(95)	$(337)

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

The Company is located in San Francisco, California and was incorporated in Delaware on August 7, 2006, under the legal name of CombiThera, Inc. and on March 25, 2009, was renamed Olema Pharmaceuticals, Inc. The Company’s principal operations are based in San Francisco, California, and it has operations in Cambridge, Massachusetts. Olema Oncology Australia Pty Ltd, incorporated on January 6, 2021 under the laws of Australia, and Olema Oncology International Limited, incorporated on December 11, 2025 under the laws of Ireland, are wholly-owned subsidiaries of the Company (collectively with Olema Pharmaceuticals, Inc., referred to as “Olema” or the “Company” herein). It operates in one business segment and therefore has only one reportable segment. The Company is subject to risks and uncertainties common to late-stage companies in the biopharmaceutical industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of geopolitical and macroeconomic events discussed in further detail below, the ability to secure additional capital to fund operations and commercial success of its product candidates. Palazestrant, OP-3136, and any future product candidates the Company may develop will require extensive non-clinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

The Company had $505.4 million of cash, cash equivalents and marketable securities at December 31, 2025, in addition to the available balance under the Loan and Security Agreement dated as of September 5, 2023 (the “Original Loan Agreement”), by and between the Company, as borrower, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”), as amended by the First Amendment to Loan and Security Agreement, dated June 28, 2024 (the "First Amendment"), as further amended by the Second Amendment to Loan and Security Agreement, dated June 27, 2025 (the "Second Amendment"), as further amended by the Third Amendment to Loan and Security Agreement, dated January 11, 2026 (the "Third Amendment" and, collectively with the First Amendment, Second Amendment and the Original Loan Agreement, the "Loan Agreement"). See Note 13, "Long-term Borrowing" for further details. Management believes that the Company’s cash, cash equivalents, marketable securities, and the amounts available under the Loan Agreement will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the filing date of these consolidated financial statements.

Follow-on Public Offering

On November 19, 2025, the Company completed a follow-on public offering pursuant to which we issued and sold 11,500,000 shares of common stock at a public offering price of $19.00 per share, including 1,500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate net proceeds of $204.8 million, after deducting underwriting discounts and commissions and estimated offering costs.

Private Placement

On November 29, 2024, the Company entered into a securities purchase agreement for a private placement of (i) 19,928,875 shares of the Company’s common stock at a price of $9.08 per share and (ii) pre-funded warrants to purchase up to an aggregate of 7,604,163 shares of the Company's common stock at a price of $9.0799 per pre-funded warrant, which represents the per share purchase price of the Company's common stock sold in the private placement less the $0.0001 per share exercise price for each pre-funded warrant to selected institutional and accredited investors (the “2024 Private Placement”). The aggregate gross proceeds for the 2024 Private Placement were approximately $250.0 million. After deducting offering expenses related to the 2024 Private Placement of approximately $13.0 million, the net proceeds to the Company from the 2024 Private Placement were approximately $237.0 million.

Warrant Exchanges

On November 29, 2024 and January 10, 2025, the Company entered into exchange agreements with certain investors and issued to such investors pre-funded warrants to purchase up to 3,420,000 and 6,070,000 shares of the Company's common stock, respectively, in exchange for an equivalent number of shares of the Company's common stock previously outstanding and held by such investors (the "Exchange Transactions"). The pre-funded warrants were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act. Refer to Note 7. Common Stock for further details.

At-The-Market Offering

On January 5, 2024, the Company entered into a sales agreement (the “2024 Sales Agreement”) with Cowen and Company, LLC ("Cowen and Company”) as sales agent, pursuant to which the Company was permitted to offer and sell, from time to time, shares of its common stock, having an aggregate offering price of up to $150.0 million (the “2024 ATM Shares”). The sales of the 2024 ATM Shares were made by an "at-the-market" ("ATM") equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended ("Securities Act"). The Company agreed to pay Cowen and Company a commission of up to 3.0% of the aggregate gross proceeds from any 2024 ATM Shares sold by Cowen and Company. During the year ended December 31, 2024, the Company issued 1,772,278 shares of the Company's common stock under the 2024 Sales Agreement at a weighted-average price of $13.19 for net proceeds of $22.8 million after deducting related issuance costs.

On January 6, 2025, the Company entered into a sales agreement (the "2025 Sales Agreement") with TD Securities (USA) LLC, ("TD Cowen") as sales agent, pursuant to which the Company was permitted to sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the “2025 ATM Shares”). The 2025 Sales Agreement replaced the prior 2024 Sales Agreement. The sales of the 2025 ATM Shares would be made by any method permitted that is deemed to be an ATM equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. The Company agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any 2025 ATM Shares sold by TD Cowen. On December 11, 2025, the Company entered into Amendment No. 1 to the 2025 Sales Agreement which increased the maximum aggregate offering price under the 2025 Sales Agreement to $200.0 million. As of December 31, 2025, no securities had been sold under the 2025 Sales Agreement.

Impact of Geopolitical and Macroeconomic Events

Global economic and business activities continue to face widespread uncertainty related to the geopolitical and macroeconomic environment, generally, including economic uncertainty, market volatility, labor shortages, recent and changing tariff policy announcements (including related legal challenges), tariffs, trade tensions and retaliatory measures by other countries, supply chain disruptions, military conflicts, as well as any related political or economic responses and counter-responses or otherwise by various global actors, inflationary pressures, monetary supply shifts, increased recession risk, and related financial instability. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Any continued or renewed disruption resulting from these factors could negatively impact the Company’s business. The Company continues to monitor the impact of these geopolitical and macroeconomic factors on its results of operations, financial condition and cash flows.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding financial reporting, and the instructions to Form 10-K and Article 10 of Regulation S-X. These consolidated financial statements include the accounts of Olema Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Olema Oncology Australia Pty Ltd and Olema Oncology International Limited. All intercompany balances and transactions have been eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or fewer at the date of purchase. Cash deposits are all in reputable financial institutions in the United States as of December 31, 2025 and 2024. Cash and cash equivalents primarily consisted of cash on deposit with U.S. banks, including the Company’s bank account for its Australia subsidiary, denominated in U.S. dollars and Australian dollars, and investments in interest-bearing money market funds.

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

The Company elected to not apply the recognition requirements of Topic 842 to short-term leases with terms of 12 months or less. Refer to Note 11, Leases for further details.

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

Reimbursements of certain costs associated with research activities performed under the agreement with Novartis Institutes for BioMedical Research, Inc. are recorded as a reduction of research and development expenses and as a receivable due from Novartis, which is recorded under prepaid expenses and other current assets in the accompanying consolidated financial statements, as described in Note 12, Commitments and Contingencies – 2020 Clinical Collaboration and Supply Agreement.

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

Income Taxes

Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements. In estimating future tax consequences, the Company considers all expected future events other than enactment of changes in tax laws or rates. A valuation allowance is recorded, if necessary, to reduce net deferred tax assets to their realizable values if management does not believe it is more likely than not that the net deferred tax assets will be realized. As of December 31, 2025 and 2024, the Company has recorded a full valuation allowance against its net deferred tax assets.

The Company had no unrecognized tax benefits for the years ended December 31, 2025 and 2024, respectively. The Company may be subject to U.S. Federal, state, and local tax examinations by tax authorities for years before 2025, which may include adjustments to carry-forward attributes (see Note 9, “Income Taxes”).

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive (loss) income for each period presented. Other comprehensive (loss) income represents net unrealized (loss) gain on marketable securities.

Stock-Based Compensation

Stock-based compensation cost, including grants of stock options and restricted stock awards issued under the Company’s equity incentive plans and the 2020 Employee Stock Purchase Plan (the "ESPP"), is measured at the grant date based on the estimated fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation cost for performance-based restricted stock unit awards issued under the Company’s equity incentive plan is measured at the grant date based on the estimated fair value of the award, which is based on the closing stock price on the grant date, and is recognized as an expense when the Company determines that it is probable that the performance goals will be achieved, which the Company assess on a quarterly basis. The Company recognizes stock compensation in accordance with Accounting Standards Codification ("ASC") 718, Compensation — Stock Compensation (“ASC 718”). The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model. The Company estimates volatility using stock prices of peer companies and its historical data, risk-free rates using the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term, and dividend yield using the Company’s expectations and historical data. The Company uses the simplified method to calculate the expected term of employee stock option grants. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option. For awards with graded vesting, in which specified tranches of the options vest on different dates, the Company uses a single weighted average expected life to value the entire award, which is equal to the average of the weighted average vesting period of the award and the contractual term of the award. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest, including awards with graded vesting. As part of the requirements of ASC 718, the Company has elected to account for forfeitures of stock option grants as they occur.

Foreign Currency Transactions

The functional currency of Olema Oncology Australia Pty Ltd and Olema Oncology International Limited, the Company’s wholly-owned subsidiaries, is the U.S. dollar. Accordingly, all monetary assets and liabilities of the subsidiary are remeasured into U.S. dollars at the current period-end exchange rates and non-monetary assets are remeasured using historical exchange rates. Income and expense elements are remeasured to U.S. dollars using the average exchange rates in effect during the period. Remeasurement gains and losses are recorded as other income (expense) on the consolidated statements of operations.

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

Pre-funded Warrants

The Company issued pre-funded warrants in connection with the 2024 Private Placement and the Exchange Transactions executed in November 2024 and January 2025. Refer to Note 7, Common Stock for further details.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss per common share by the weighted average number of common shares outstanding for the period, including the pre-funded warrants shares. Diluted net loss per common share is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities, and by dividing the diluted net loss by the weighted average number of common shares outstanding for the period, including the pre-funded warrants shares and potential dilutive common shares. For purpose of this calculation, outstanding stock options and contingently issuable common stock related to the ESPP are considered potential dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

Recent Accounting Pronouncements Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances the transparency and decision usefulness of income tax disclosures by requiring additional disaggregation of information related to the effective tax rate reconciliation, income taxes paid, and income tax expense and pretax income by jurisdiction.

The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025. Accordingly, the enhanced income tax disclosures are presented beginning in fiscal year 2025, and prior period disclosures have not been recast. The adoption of this guidance did not have an impact on the Company’s consolidated results of operations, financial position, or cash flows, as the amendments relate solely to disclosure requirements.

The related enhanced disclosures are included in Note 9. Income Taxes.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public business entities to provide enhanced disclosures about specific expense categories in both interim and annual financial statements. The new standard requires entities to disclose in tabular format certain categories of expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specified expense categories, along with a qualitative description of amounts remaining in relevant expense captions. The objective of this ASU is to provide investors with more detailed information to better assess an entity's performance and future cash flow prospects. As clarified by ASU 2025-01 issued in January 2025, ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting guidance for costs associated with developing or obtaining internal-use software. The ASU eliminates the previous stage-based model (preliminary project stage, application development stage, and post-implementation stage) and replaces it with a principles-based approach that better aligns with modern software development practices, including agile and iterative methodologies. Under the new guidance, entities may begin capitalizing internal-use software development costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU also supersedes the separate guidance on website development costs and incorporates it into the internal-use software framework. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as the beginning of an annual reporting period. The Company is evaluating the impact of this standard on its consolidated financial statements.

The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe that any pronouncements issued but not yet adopted as of the date of this report will have a material impact on the Company’s consolidated financial statements.

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

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$16,007	$—	$—	$16,007
Money market funds	30,866	—	—	30,866
Commercial paper	—	102,193	—	102,193
Corporate bonds	—	81,607	—	81,607
U.S. government treasury bills	233,938	—	—	233,938
Government-sponsored enterprise securities	—	41,029	—	41,029
Total	$280,811	$224,829	$—	$505,640

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$48,503	$—	$—	$48,503
Short-term marketable securities (<12 months to maturity)	300,243	501	(12)	300,732
Long-term marketable securities (>12 months to maturity)	156,273	160	(28)	156,405
Total	$505,019	$661	$(40)	$505,640

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$6,489	$—	$—	$6,489
Money market funds	118,955	—	—	118,955
Commercial paper	—	109,432	—	109,432
Corporate bonds	—	43,409		43,409
U.S. government treasury bills	144,741	—	—	144,741
Government-sponsored enterprise securities	—	11,714	—	11,714
Total	$270,185	$164,555	$—	$434,740

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$142,706	$4	$—	$142,710
Short-term marketable securities (<12 months to maturity)	219,062	185	(57)	219,190
Long-term marketable securities (>12 months to maturity)	72,829	53	(42)	72,840
Total	$434,597	$242	$(99)	$434,740

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

There were no marketable securities that have been in a consecutive loss position for more than 12 months as of December 31, 2025. During the year ended December 31, 2025, the Company did not recognize any other-than-temporary impairment loss. As of December 31, 2025, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

As of December 31, 2025, all of the Company’s cash and cash equivalents primarily consisted of cash on deposit with U.S. banks denominated in U. S. dollars and Australian dollars, and investments in interest-bearing money market funds.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Interest receivable	$3,137	$2,120
Prepaid clinical development costs	2,124	140
Prepaid subscriptions and licenses	1,200	728
Prepaid insurance	1,049	1,033
Value added tax receivable	919	—
Other¹	1,586	366
Total	$10,015	$4,387

¹ Other current assets included a $0.5 million tax refund receivable from the Australian Taxation Office related to the 2025 calendar year, which was received in February 2026.

5. Other Assets and Long-Term Deposits

Other assets and long-term deposits consisted of the following (in thousands):

	December 31,
	2025	2024
Clinical development project deposits	$15,202	$9,263
System implementation costs	892	683
Office lease deposits	464	485
Property and equipment, net	274	746
Other	—	15
Total	$16,832	$11,192

6. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued research and development related costs	$29,286	$22,768
Accrued employee bonuses	8,253	5,661
Accrued corporate related costs	2,737	7,586
Accrued payroll related costs	1,149	111
Total	$41,425	$36,126

7. Common Stock

As of each of the balance sheet dates below, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31,
	2025	2024
Options outstanding under the 2014 Stock Plan	1,528,982	1,875,140
Options outstanding under the 2020 Equity Incentive Plan	9,873,692	7,786,735
Options outstanding under the 2022 Inducement Plan	3,026,865	1,691,182
Shares available for future grant under the 2020 Equity Incentive Plan and the 2022 Inducement Plan	4,416,066	2,056,300
Available for the ESPP	1,583,220	1,122,615
Shares available for issuance related to pre-funded warrants	17,094,163	11,024,163
	37,522,988	25,556,135

Pre-Funded Warrants

In December 2024, the Company issued pre-funded warrants to purchase up to 7,604,163 shares of the Company's common stock in connection with the 2024 Private Placement at $9.07998 per share of the common stock, less the $0.0001 per share exercise price of each warrant.

In November 2024 and January 2025, the Company entered into the Exchange Transactions with certain investors and issued to such investors pre-funded warrants to purchase up to 3,420,000 and 6,070,000 shares of its common stock, respectively, at an exercise price of $0.0001 per share, in exchange for an equivalent number of shares of the Company's common stock previously outstanding and held by such investors.

The pre-funded warrants were issued without registration under the Securities Act, in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

The Company accounted for the pre-funded warrants as a freestanding equity-linked financial instrument that met the criteria for equity classification pursuant to ASC 480 and ASC 815. Accordingly, the Company recorded the pre-funded warrants as a component of stockholders' equity within additional paid-in capital. The following table summarizes the pre-funded warrants issued as of December 31, 2025:

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted-average:

	Years Ended December 31,
	2025	2024
Risk-free interest rate	4.07%	3.91%
Expected term (in years)	6.04	6.03
Expected volatility	78.18%	85.00%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan, the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	11,353,057	$10.28	6.37	$7,519
Granted	5,030,060	5.06	—	—
Exercised¹	(1,412,406)	6.45	—	—
Forfeited and cancelled	(541,172)	8.92	—	—
Outstanding as of December 31, 2025	14,429,539	$8.89	7.40	$235,660

Options vested and exercisable as of December 31, 2025	7,459,442	$10.36	6.08	$112,222
Options expected to vest as of December 31, 2025	6,970,097	$7.32	8.82	$123,438

(1)
Exercised amount includes shares returned for taxes withheld for exercise and net transactions.

The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2025 and 2024 was $3.56 and $10.40, respectively. For the years ended December 31, 2025 and 2024, there were 2,519,878 and 2,213,715 shares vested, respectively. The weighted-average grant-date fair value per share of options vested during the years ended December 31, 2025 and 2024 was $7.93 and $6.58, respectively. The total fair value of options vested during the years ended December 31, 2025 and 2024 was $20.0 million and $14.6 million, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $24.2 million and $3.3 million, respectively.

As of December 31, 2025, the total unrecognized compensation expense related to unvested options was $32.1 million, which the Company expects to recognize over an estimated weighted average period of 2.58 years.

Restricted Stock Awards

Restricted stock awards ("RSAs") granted under the 2014 Plan were fully vested as of December 31, 2024. The total grant-date fair value of RSAs that vested during 2024 was $0.2 million, which was recognized as stock-based compensation expense during that period. As of December 31, 2024, there was no unrecognized compensation expense related to RSAs.

Performance-Based Restricted Stock Unit Awards

In November 2022, the Company granted to certain employees 710,000 shares of performance-based restricted stock unit awards (the "PSUs") under the 2020 Plan as consideration for services subject to performance conditions with grant-date fair value measured using the closing price of the Company's common stock. Vesting of the awards was contingent upon certification by the Compensation Committee of the achievement of defined performance goals.

Under the original terms, 35% and 65% of the PSUs were eligible to vest upon achievement of performance goals by June 30, 2024. The performance condition for the 35% tranche was achieved and certified in 2023, and the related stock-based compensation expense of $0.7 million was recognized in that period. In June 2024, the Compensation Committee extended the performance period for the remaining 65% tranche to December 31, 2024. The performance goal for this tranche was achieved and certified as of December 31, 2024, resulting in $1.4 million of stock-based compensation expense recognized in 2024. All PSUs were fully vested as of December 31, 2024.

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

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.5 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the ESPP and the 2022 Inducement Plan was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$12,164	$16,543
General and administrative	5,422	6,039
Total	$17,586	$22,582

9.
Income Taxes

The Company is incorporated in the United States and operates a wholly owned subsidiary in Australia and is subject to both U.S. and Australia tax laws and rates. A portion of the Company's loss before taxes and the provision for income taxes is generated from the Company's Australian operation.

Loss before income taxes for the years ended December 31, 2025 and 2024 is summarized as follows (in thousands):

	Years Ended December 31,
	2025	2024
Domestic	$(164,215)	$(132,285)
Foreign	1,767	2,811
Total loss before income taxes	$(162,448)	$(129,474)

The following table is a reconciliation of the U.S. federal statutory income tax rate of 21% to the Company's effective income tax rate for the year ended December 31, 2025 in accordance with ASU 2023-09 (in thousands, except for percentages):

	Year Ended December 31, 2025
U.S. federal statutory tax rate	$34,114	-21.0%
State and local income taxes, net of federal income tax effect(a)	(3)	0.0%
Foreign tax effects:
Australia
Statutory tax rate difference between Australia and United States	(71)	0.0%
Research and development expenses	(3,026)	1.9%
Research and development credits	5,256	-3.2%
Changes in valuation allowance	(1,853)	1.1%
Other	65	0.0%
Ireland
Aquired intangible	(8,438)	5.2%
Changes in valuation allowance	8,438	-5.2%
Effect of cross-border tax laws:
Global intangible low-taxes income	(258)	0.2%
Changes in valuation allowance	(20,490)	12.6%
Nontaxable or nondeductible items:
Gain from intellectual property transfer	(14,175)	8.7%
Section 162M	(455)	0.3%
Share-based payment awards	884	-0.5%
Other	9	0.0%
Income tax expense and effective income tax rate	$(3)	0.0%

(a) State and local income taxes, net of federal income tax effect, reflect minimum state taxes and were not material to the effective tax rate for the period.

Income taxes paid during the period consisted solely of minimum state income taxes and were not material. No disaggregation of income taxes paid by jurisdiction has been provided.

As previously disclosed for the year ended December 31, 2024 prior to the adoption of ASU 2023-09, the following table is a reconciliation of the U.S. federal statutory income tax provision to the Company's effective income tax provision (in thousands):

Year Ended December 31, 2024
Federal statutory income tax	$27,309
State income taxes, net of federal tax benefit	8,550
Foreign research and development tax credit	2,210
Permanent differences in non-tax-deductible executive compensation	(3,348)
Permanent differences in foreign jurisdiction	(1,650)
Permanent differences others	(469)
Other deferred items	351
Rate changes	(90)
Valuation allowance	(32,865)
Net expense for income taxes	$(2)

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities as of December 31, 2025 and 2024 were comprised of the following (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$91,771	$60,600
Capitalized research and development	32,918	35,639
Equity compensation	6,276	6,963
Lease liability	342	405
Foreign R&D tax credits	1,853	—
Acquired intangible	8,438	—
Other	2,290	1,482
Total deferred tax assets	$143,888	$105,089
Deferred tax liabilities:
Fixed assets	$(166)	$(215)
Right-of-use assets	(329)	(372)
Total deferred tax liabilities	(495)	(587)
Valuation allowance	(143,393)	(104,502)
Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a valuation allowance of $143.4 million and $104.5 million as of December 31, 2025 and 2024, respectively. The change in the valuation allowance for the year end December 31, 2025 was an increase of $38.9 million.

As of December 31, 2025 and 2024, the Company had Federal net operating losses ("NOLs") of approximately $305.0 million and $190.2 million, and state NOLs of $398.8 million and $296.7 million, respectively. As a result of the Tax Cuts and Jobs Act, for U.S. income tax purposes, NOLs generated in tax years beginning before January 1, 2018 can still be carried forward for up to 20 years, but net operating losses generated for tax years beginning after December 31, 2017 may be carried forward indefinitely and can be used to offset taxable income, but the deductibility of such Federal NOLs may be limited to 80% of current year taxable income for tax years beginning on or after December 31, 2025. Of the total Federal NOLs of $305.0 million, $3.3 million will begin to expire in 2032 and $301.7 million will not expire. The state NOL carryover of $398.8 million will begin to expire in 2032.

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

The Company’s valuation allowance increased during the years ended December 31, 2025 and 2024 due primarily to the generation of net operating losses, as follows (in thousands):

	Years Ended December 31,
	2025	2024
Valuation allowance at beginning of year	$104,502	$71,579
Increase recorded to provision for income taxes	38,891	32,923
Valuation allowance at end of year	$143,393	$104,502

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

10.
Net Loss Per Common Share

Net Loss Per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2025	2024
Numerator:
Net loss	$(162,451)	$(129,474)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted¹	87,006,027	58,743,522
Net loss per share, basic and diluted	$(1.87)	$(2.20)

¹ For the years ended December 31, 2025 and 2024, the weighted average shares used to compute net loss per share, basic and diluted, include the pre-funded warrants.

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Years Ended December 31,
	2025	2024
Options to purchase common stock	14,429,539	11,353,057

11.
Leases

The Company leases certain of its facilities under non-cancellable operating leases expiring at various dates into 2027.

On December 15, 2020, the Company entered into a lease agreement with Tennieh LLC to lease approximately 9,800 square feet of office and lab space in San Francisco, California (the "Laboratory Lease Agreement"). The Laboratory Lease Agreement was for a period of five years commencing approximately February 1, 2021 and ending January 31, 2026. In April 2025, the Company exercised its option to extend the lease term by an additional year, resulting in a revised expiration date of January 31, 2027. The modification was accounted under ASC 842, resulting in a remeasurement of the lease liability and a corresponding $0.8 million increase to the ROU asset. The incremental borrowing rate was also updated as part of the remeasurement. According to the terms of the Laboratory Lease Agreement, the Company paid a $0.4 million security deposit and is required to pay monthly rent and common area charges. No additional security deposit was paid in connection with the amendment.

On August 17, 2023, the Company entered into a sublease agreement with Dropbox, Inc. to sublease approximately 6,713 square feet of office space in San Francisco, California (the "Dropbox Sublease Agreement"). The Dropbox Sublease Agreement was for a period of two years commencing on September 5, 2023 and ending December 31, 2025. In June 2025, the Company exercised its option to extend the lease term by an additional year, resulting in a revised expiration date of December 31, 2026. The modification was accounted under ASC 842, resulting in a remeasurement of the lease liability and a corresponding $0.1 million increase to the ROU asset. The incremental borrowing rate was also updated as part of the remeasurement. According to the terms of the Dropbox Sublease Agreement, the Company paid a $0.1 million security deposit and is required to pay monthly rent and common area charges.

On August 23, 2023, the Company entered into a lease agreement with The Cambridge Redevelopment Authority to lease approximately 4,020 square feet of office space in Cambridge, Massachusetts (the "Cambridge Lease Agreement"). The Cambridge Lease Agreement is for a period of three years commencing on September 15, 2023 and ending September 14, 2026. According to the terms of the Cambridge Lease Agreement, the Company paid a less than $0.1 million security deposit and is required to pay monthly rent and common area charges. The lease was accounted for under Topic 842 and the Company recorded ROU asset and lease liability of $0.7 million and $0.7 million, respectively, at inception of the lease.

The following table summarizes total lease expense during the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Straight-line operating lease expense	$1,165	$1,150
Variable lease expense	360	382
Total operating lease expense	$1,525	$1,532

The following table summarizes supplemental cash flow information during the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$1,233	$1,162
Supplemental noncash information on lease liability arising from obtaining a right-use-asset	$896	$—

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of December 31, 2025 (in thousands):

Years Ending December 31
2026	$1,172
2027	69
Total future minimum lease payments	1,241
Less: Interest	(48)
Total lease liabilities at present value	1,193
Lease liabilities, current	1,124
Lease liabilities, non-current	$69

The following table summarizes lease term and discount rate as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Weighted-average remaining lease term (years)	1.01	1.27
Weighted-average discount rate	9.00%	9.00%

12.
Commitments and Contingencies

Agreements with Novartis

2024 Clinical Trial Collaboration and Supply Agreement with Novartis

On November 29, 2024, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the "2024 Novartis Agreement") with Novartis Pharma AG (collectively, with affiliated entities, "Novartis"). Pursuant to the 2024 Novartis Agreement, Novartis will provide the Company with ribociclib drug supply for the Company’s Phase 3 OPERA-02 clinical trial of palazestrant in combination with ribociclib in ER+/HER2- frontline advanced or metastatic breast cancer (the "OPERA-02 trial").

Under the 2024 Novartis Agreement, the Company will supply (including manufacturing, packaging and labeling) palazestrant and letrozole for the OPERA-02 trial. Novartis will manufacture and supply (including primary packaging) the Company with a specified amount of ribociclib, which amount is expected to be sufficient for the OPERA-02 trial. The parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. Any inventions developed in the performance of the clinical studies for the combined therapies (other than those specific to each component study drug) are jointly owned by the parties. Except as otherwise specified below, the 2024 Novartis Agreement does not grant any right of first negotiation to participate in future clinical trials, and each party retains all rights and ability to evaluate their respective compounds in any studies or clinical trials, either as a monotherapy or in combination with any other product or compound, in any therapeutic area. The parties retain their independent rights to commercialize their respective therapies both alone and with third parties.

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

If the Company’s board of directors (or a duly authorized board committee) determines that the Company should pursue or explore a change of control of the Company or sale of all or substantially all of its assets (an "Olema Change of Control"), other than in response to an unsolicited bona fide acquisition proposal (a "Proposed Sale"), the Company must promptly notify Novartis of such determination. In the event Novartis elects to engage in negotiations with the Company in respect of such Proposed Sale, then from the date such notice is given until 45 days after the later of (a) the date on which the foregoing notice is given to Novartis, (b) the date on which Novartis is given notice that a data room has been populated as required by the 2024 Novartis Agreement, and (c) entry by the Company and Novartis into a customary nondisclosure agreement, Novartis will have the exclusive right (but no obligation) to conduct due diligence on the Company and its business and negotiate with the Company and its representatives the definitive terms and conditions of the Proposed Sale.

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

In the event of an Olema Compound Transaction or Olema Change of Control involving a third party other than Novartis (the first to occur, a "Repayment Trigger Event"), the Company must promptly pay, or procure the payment of, the Repayment Amount (as defined below) to Novartis. Notwithstanding the foregoing, if the 2024 Novartis Agreement is terminated as a result of certain patient safety issues, lack of product efficacy, regulatory issues or clinical hold issues prior to the consummation of the Olema Compound Transaction or Olema Change of Control, then the Company shall not be obligated to pay the Repayment Amount unless (a) the Olema Change of Control or Olema Compound Transaction occurs after such termination and (b) prior to the fifth anniversary of such Olema Change of Control or Olema Compound Transaction (as applicable), the Company or its affiliates (or the applicable acquirer, successor, licensee or optionholder of the Company or its affiliates) enrolls a subject in any clinical study involving the combination of palazestrant and ribociclib (the "Olema Combination") or submits any filing with any regulatory authority relating to the Olema Combination. The “Repayment Amount” is the proportion of approximately $275 million that is represented by the number of units of ribociclib actually supplied to the Company under the 2024 Novartis Agreement as of immediately prior to the Repayment Trigger Event as compared to the total number of units that could be supplied under the 2024 Novartis Agreement.

The foregoing rights of first negotiation, first offer and notice and repayment obligations remain in effect until the first to occur of: (a) the date that is 120 days after filing of the New Drug Application for the Olema Combination, (b) one year after any expiration or termination of the 2024 Novartis Agreement, and (c) such time as the 2024 Novartis Agreement is terminated by the Company due to Novartis’ material breach. However, in the event the 2024 Novartis Agreement is terminated due to certain patient safety issues, lack of product efficacy, regulatory issues or clinical hold issues prior to the consummation of an Olema Change of Control or Olema Compound Transaction, then the Repayment Obligation shall survive until the fifth anniversary of such Olema Change of Control or Olema Compound Transaction (as applicable) or, if payment of the Repayment Amount is required, until the next business day after the Repayment Amount has been received by Novartis.

The 2024 Novartis Agreement will terminate on the fifth anniversary of the date on which the first dose of palazestrant is administered to the first study subject. Either party may terminate the 2024 Novartis Agreement for the uncured material breach or insolvency of the other party, for failure to comply with certain anti-corruption obligations, in the event of a change of control of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical studies for the combined therapies due to the existence of a material safety issue, if the parties jointly decide that the Olema Combination is not achieving sufficiently superior levels of efficacy, if any regulatory authority action prevents a party (or the letrozole supplier) from supplying its product, in the event of an unresolved force majeure event, or in certain circumstances for an unresolved clinical hold with respect to ribociclib, palazestrant or letrozole (or the combination of ribociclib and palazestrant or ribociclib and letrozole). In addition, Novartis may terminate the 2024 Novartis Agreement if the Company has failed to commence the OPERA-02 trial on or prior to March 31, 2026 or if the Company consummates an Olema Compound Transaction, and the Company may terminate the 2024 Novartis Agreement if the Company terminates the OPERA-02 trial other than due to a material safety issue, efficacy issue, regulatory action or upon a clinical hold.

Costs incurred in connection with the 2024 Novartis Agreement are included in the research and development expense in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024.

2020 Clinical Collaboration and Supply Agreement with Novartis

On July 22, 2020, the Company entered into a non-exclusive clinical collaboration and supply agreement with Novartis Institutes for BioMedical Research, Inc. ("Novartis"). On January 13, 2022, the Company entered into an amended and restated clinical collaboration and supply agreement with Novartis, and on October 9, 2023, the Company and Novartis entered into the amendment no. 1 (the "Novartis Amendment") to the amended and restated clinical collaboration and supply agreement (as amended, the "2020 Novartis Agreement"). The collaboration is focused on the evaluation of the safety, tolerability and efficacy of palazestrant in combination with Novartis’ proprietary CDK4/6 inhibitor KISQALI® (ribociclib) and/or Novartis’ proprietary phosphatidylinositol 3-kinase ("PI3Ka") Inhibitor PIQRAY® (alpelisib) (collectively the "Novartis Study Drugs") as part of the Company’s Phase 1b/2 study of palazestrant in patients with metastatic estrogen receptor-positive breast cancer. The Novartis Amendment, among other things, expanded the Company's clinical collaboration with Novartis, increasing the size of the ongoing Phase 1/2 study testing palazestrant in combination with ribociclib to approximately 60 patients. The Company will be responsible for the conduct of the clinical trials for the combined therapies in accordance with a mutually agreed development plan. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

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

The 2020 Novartis Agreement will terminate upon completion of all activities outlined in the development plan and the relevant protocols. Either party may terminate the 2020 Novartis Agreement for the uncured material breach or insolvency of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical trials for the combined therapies due to the existence of a material safety issue, or in certain circumstances for an unresolved clinical hold with respect to either the Novartis Study Drugs or palazestrant. In addition, Novartis may terminate the 2020 Novartis Agreement if certain disputes between the parties are not resolved after following the applicable dispute resolution procedures, and the Company may terminate the 2020 Novartis Agreement in the event the Company terminates all clinical trials of the combined therapies other than due to a material safety issue or upon a clinical hold.

Costs associated with research activities performed under the 2020 Novartis Agreement are included in research and development expenses in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2025, and 2024, with any reimbursable costs from Novartis reflected as a reduction of such expenses. The Company had previously incurred the full agreed-upon reimbursement amount.

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

The 2025 Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection with the 2025 Pfizer Agreement are included in the research and development expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection with the Pfizer Agreement are included in the research and development expense in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2025, and 2024.

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

The $8.0 million upfront payment was incurred in June 2022. Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as research and development expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be accrued as a provision to cost of sales in the period when achievement of respective milestone target is probable. The $5.0 million milestone payment related to initiation of the first IND-enabling safety study was incurred and recorded as research and development expenses in the accompanying consolidated statement of operations and comprehensive loss during the year ended December 31, 2024. The $10.0 million milestone payment related to dosing of the fifth patient in the first Phase 1 study was incurred and recognized as research and development expenses in the accompanying consolidated statement of operations and comprehensive loss during the year ended December 31, 2025.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of December 31, 2025, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 31, 2025, the Company had not incurred any material costs as a result of such indemnifications.

13.
Long-term Borrowing

On September 5, 2023, the Company entered into the Original Loan Agreement by and between the Company and the Bank. The Original Loan Agreement provided for a four-year senior secured credit facility in an aggregate principal amount of up to $50.0 million (the "Original Credit Facility"), of which $25.0 million became available upon the closing of a private placement and the issuance of our common stock to selected institutional and accredited investors pursuant to a securities purchase agreement in September 2023 ("Term Loan A"), and the remaining $25.0 million could have been made available upon approval of the Bank in its discretion. The Original Credit Facility was scheduled to mature on August 1, 2027 (the "Original Maturity Date").

On June 28, 2024, the Company entered into the First Amendment, which, among other things, (i) increased the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million (the "Credit Facility"), of which the Term Loan A of $25.0 million was immediately available, an additional $25.0 million will become available upon the Company achieving certain milestones related to the execution of a first line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million which may be made available upon the approval of the Bank in its discretion, and (ii) extended the Original Maturity Date to July 1, 2028.

On June 27, 2025, the Company entered into the Second Amendment, which, among other things, (i) decreased the interest rate to a floating rate equal to the greater of 6.0% or the prime rate, and (ii) extended the draw period of the Term Loan A to January 15, 2026.

On January 11, 2026, the Company entered into the Third Amendment, which among other things, (i) extended the draw period of Term Loan A to January 31, 2027, (ii) extended the draw period of Term Loan B to January 31, 2027, (iii) extended the draw period of Term Loan C to January 31, 2027, and (iv) extended the maturity date to January 1, 2029 ("Maturity Date"). Based on the occurrence of specified (a) development milestones related to the pivotal Phase 3 OPERA-01 clinical trial of palazestrant or (b) receipt of proceeds from capital financing, the draw period of Term Loan B and Term Loan C may be further extended to July 31, 2027, and the Maturity Date may be further extended to July 1, 2029.

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

As of December 31, 2025, the Company had drawn $3.0 million from the Credit Facility which was recorded at cost and presented as long-term borrowing on the consolidated balance sheet. The interest expense was $0.1 million for the year ended December 31, 2025, which was included in other income on the consolidated statement of operations and comprehensive loss. As of December 31, 2025, the carrying amount of the borrowing approximated fair value, as the interest rate is variable and resets periodically based on market rates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer and principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025 based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

There are no disclosures required by this Item 9B, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders (the 2026 Proxy Statement) and is incorporated herein by reference.

Our written code of business conduct and ethics (the Code of Conduct) applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer or controller. The Code of Conduct is available on our corporate website at https://www.olema.com/ in the Investors section under “Corporate Governance.” If we make any substantive amendments to our Code of Conduct or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our Code of Conduct, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8‑K. Information contained in, or that can be accessed through, our website is not incorporated by reference herein, and you should not consider information on our website to be part of this Annual Report.

Item 11. Executive Compensation.

Information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

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
3.
Exhibits. The following is a list of exhibits filed with this Annual Report or incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8‑K	001‑39712	3.1	11/23/2020

3.2	Amended and Restated Bylaws.	8‑K	001‑39712	3.1	12/16/2022

4.1	Form of Common Stock Certificate.	S‑1	333‑249748	4.1	10/30/2020

4.2	Description of Capital Stock.	10-K	001‑39712	4.3	3/17/2021

4.3	Form of Pre-Funded and Exchange Warrant.	8-K	001-39712	4.1	12/2/2024

4.4	Form of Exchange Warrant.	8-K	001-39712	4.1	1/10/2025

10.1#	Olema Pharmaceuticals, Inc. 2014 Stock Plan, as amended.	S‑1	333‑249748	10.1	10/30/2020

10.2#	Forms of Stock Option Grant Notice, Stock Option Agreement, Early Exercise Stock Purchase Agreement and Notice of Exercise and Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Olema Pharmaceuticals, Inc. 2014 Stock Plan.	S‑1	333‑249748	10.2	10/30/2020

10.3#	Olema Pharmaceuticals, Inc. 2020 Equity Incentive Plan.	S‑1/A	333‑249748	10.3	11/16/2020

10.4#	Forms of Stock Option Grant Notice and Stock Option Agreement under the Olema Pharmaceuticals, Inc. 2020 Equity Incentive Plan.	S‑1	333‑249748	10.4	10/30/2020

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5#	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Olema Pharmaceuticals, Inc. 2020 Equity Incentive Plan.	S‑1	333‑249748	10.5	10/30/2020

10.6#	Olema Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan.	S‑1/A	333‑249748	10.6	11/16/2020

10.7#	Olema Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39712	10.1	8/11/2025

10.8#	Form of Indemnification Agreement by and between the Registrant and its directors and executive officers.	S‑1	333‑249748	10.8	10/30/2020

10.9#	Amended and Restated Offer Letter by and between the Registrant and Sean Bohen, dated November 13, 2020.	S‑1/A	333‑249748	10.9	11/16/2020

10.10#	Amended and Restated Offer Letter by and between the Registrant and Shane Kovacs, dated November 13, 2020.	S‑1/A	333‑249748	10.12	11/16/2020

10.11#	Amended and Restated Offer Letter by and between the Registrant and David Myles, dated November 13, 2020.	S‑1/A	333‑249748	10.14	11/16/2020

10.12¥	Amended and Restated Clinical Collaboration and Supply Agreement by and between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated January 13, 2022.	10-Q	001-39712	10.1	5/9/2023

10.13	Amendment No. 1 to Amended and Restated Clinical Collaboration and Supply Agreement by and between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated October 9, 2023.	8-K	001-39712	10.1	10/10/2023

10.14#	Olema Pharmaceuticals, Inc. 2022 Inducement Plan, as amended December 5, 2024.	10-K	001-39712	10.14	3/18/2025

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15#	Form of Stock Option Agreement and Option Grant Notice under the Inducement Plan.	10-K	001-39712	10.18	2/28/2022

10.16#	Offer Letter by and between the Registrant and Naseem Zojwalla, dated December 15, 2021.	10-K	001-39712	10.19	2/28/2022

10.17¥	Drug Discovery Collaboration and License Agreement by and between the Registrant and Aurigene Discovery Technologies Limited, dated June 7, 2022.	10-Q	001-39712	10.1	8/9/2022

10.18#	Offer Letter by and between the Registrant and Shawnte Mitchell, dated January 27, 2025.	10-K	001-3972	10.18	3/18/2025

10.19	Stock Purchase Agreement by and among the Registrant and the Purchasers named therein, dated September 5, 2023.	8-K	001-39712	10.1	9/5/2023

10.20	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, dated September 5, 2023.	8-K	001-39712	10.2	9/5/2023

10.21	Amendment No. 2 to Amended and Restated Clinical Collaboration and Supply Agreement by and between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated March 22, 2024.	10-Q	001-39712	10.1	5/8/2024

10.22	First Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, dated June 28, 2024.	10-Q	001-39712	10.1	8/6/2024

10.23#	Olema Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39712	10.2	8/6/2024

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.24	Form of Securities Purchase Agreement by and among the Registrant and the Purchasers named therein, dated November 29, 2024.	8-K	001-39712	10.1	12/2/2024

10.25¥	Clinical Trial Collaboration and Supply Agreement by and between the Registrant and Novartis Pharma AG, dated November 29, 2024.	10-K	001-39712	10.25	3/18/2025

10.26¥	Amendment Number No. 1 to the Drug Discovery Collaboration and License Agreement by and between the Registrant and Aurigene Oncology Limited, dated May 2, 2024.	10-K	001-39712	10.26	3/18/2025

10.27¥	Amendment Number No. 2 to the Drug Discovery Collaboration and License Agreement by and between the Registrant and Aurigene Oncology Limited, dated November 15, 2024.	10-K	001-39712	10.27	3/18/2025

10.28	Second Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, dated June 27, 2025.	10-Q	001-39712	10.2	8/11/2025

10.29¥	Third Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, dated January 11, 2026.					X

10.30#	Separation and Consulting Agreement by and between the Company and Shane Kovacs.	8-K	001-39712	10.1	1/30/2026

10.31	Sales Agreement by and between Registrant and TD Securities (USA) LLC, dated January 6, 2025.	S-3	333-284146	1.2	1/6/2025

10.32	Amendment No. 1 to Sales Agreement between Olema Pharmaceuticals, Inc. and TD Securities (USA) LLC, dated December 11, 2025.	S-3ASR	333-292079	1.3	12/11/2025

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
19.1	Olema Pharmaceuticals, Inc. Insider Trading Policy.	10-K	001-39712	19.1	3/18/2025

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10‑K).					X

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Incentive Compensation Recoupment Policy.	10-K	001-39712	97.1	3/11/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101					X

# Indicates management contract or compensatory plan or arrangement.

† The certification attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

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

Olema Pharmaceuticals, Inc.

Date: March 16, 2026	By:	/s/ Sean Bohen, M.D., Ph.D.
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

Name	Title	Date

/s/ Sean Bohen, M.D., Ph.D.	President, Chief Executive Officer and Director	March 16, 2026
Sean Bohen, M.D., Ph.D.	(Principal Executive Officer and Principal Financial Officer)

/s/ Sasha Austin	Vice President, Finance and Controller	March 16, 2026
Sasha Austin

/s/ Ian Clark	Director	March 16, 2026
Ian Clark

/s/ Cynthia Butitta	Director	March 16, 2026
Cynthia Butitta

/s/ Cyrus L. Harmon	Director	March 16, 2026
Cyrus L. Harmon

/s/ Sandra J. Horning, M.D.	Director	March 16, 2026
Sandra J. Horning, M.D.

/s/ Gorjan Hrustanovic, Ph.D.	Director	March 16, 2026
Gorjan Hrustanovic, Ph.D.

/s/ Yi Larson	Director	March 16, 2026
Yi Larson

/s/ Andrew Rappaport	Director	March 16, 2026
Andrew Rappaport

/s/ Graham Walmsley, M.D., Ph.D.	Director	March 16, 2026
Graham Walmsley, M.D., Ph.D.

/s/ Scott Garland	Director	March 16, 2026
Scott Garland