Form 10-Q
period 2026-03-31
Olema Pharmaceuticals, Inc.
filed 2026-05-12
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the number of outstanding shares of the Registrant’s common stock was 87,347,471. This number does not include 13,594,149 shares of common stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations) (See Notes 2 and 12 to Registrant's condensed consolidated financial statements).

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$52,547	$48,301
Marketable securities	452,800	457,136
Prepaid expenses and other current assets	7,882	10,015
Total current assets	513,229	515,452
Operating lease right-of-use assets	921	1,146
Other assets and long-term deposits	16,495	16,832
Total assets	$530,645	$533,430

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,719	$9,253
Current portion of operating lease liability	956	1,124
Other current liabilities	42,492	41,425
Total current liabilities	47,167	51,802
Non-current liabilities:
Operating lease liabilities, net of current portion	—	69
Long-term borrowing	3,000	3,000
Total liabilities	50,167	54,871
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 87,332,971 and 81,376,449 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	8	8
Additional paid-in capital	1,131,576	1,075,487
Accumulated other comprehensive (loss) income	(460)	621
Accumulated deficit	(650,646)	(597,557)
Total stockholders’ equity	480,478	478,559
Total liabilities and stockholders’ equity	$530,645	$533,430

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$49,232	$30,624
General and administrative	8,754	4,249
Total operating expenses	57,986	34,873
Loss from operations	(57,986)	(34,873)
Other income:
Interest income	4,776	4,524
Other income (loss)	121	(40)
Total other income	4,897	4,484
Net loss	$(53,089)	$(30,389)
Net loss per share, basic and diluted	$(0.52)	$(0.36)
Weighted average shares used to compute net loss per share, basic and diluted	102,800,098	85,426,223

	Three Months Ended March 31,
	2026	2025
Net loss	$(53,089)	$(30,389)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(1,081)	277
Total comprehensive loss	$(54,170)	$(30,112)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except for share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2025	81,376,449	$8	$1,075,487	$621	$(597,557)	$478,559
Exchange of pre-funded warrants for common stock shares	3,500,000	—	—	—	—	—
Stock-based compensation expense	—	—	10,148	—	—	10,148
Issuance of shares under at-the-market offering, net of issuance costs of $25	1,712,739	—	41,918	—	—	41,918
Exercise of stock options	743,783	—	4,023	—	—	4,023
Net unrealized loss on marketable securities	—	—	—	(1,081)	—	(1,081)
Net loss	—	—	—	—	(53,089)	(53,089)
Balances at March 31, 2026	87,332,971	$8	$1,131,576	$(460)	(650,646)	$480,478

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2024	74,312,608	$7	$843,920	$143	(435,106)	$408,964
Exchange of common stock shares for pre-funded warrants	(6,070,000)	—	—	—	—	—
Stock-based compensation expense	—	—	4,378	—	—	4,378
Exercise of stock options	90,457	—	236	—	—	236
Issuance costs for the shares issued under equity private placement	—	—	(14)	—	—	(14)
Net unrealized gain on marketable securities	—	—	—	277	—	277
Net loss	—	—	—	—	(30,389)	(30,389)
Balances at March 31, 2025	68,333,065	$7	$848,520	$420	(465,495)	$383,452

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(53,089)	$(30,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	119	128
Non-cash lease expense	301	287
Non-cash interest income on marketable securities	(1,273)	(2,101)
Stock-based compensation expense, including employee stock purchase plan expense	10,148	4,378
Prepaid expenses and other current assets	2,597	549
Other assets and long-term deposits	(100)	(965)
Accounts payable	(5,681)	(4,309)
Other current liabilities	1,304	(11,248)
Operating lease liabilities	(313)	(309)
Net cash used in operating activities	(45,987)	(43,979)
Cash flows from investing activities:
Maturities of marketable securities	74,470	97,772
Purchases of marketable securities	(69,941)	(142,855)
Net cash provided by (used in) investing activities	4,529	(45,083)
Cash flows from financing activities:
Issuance of shares under at-the-market offering, net of issuance costs of $25	41,918	—
Issuance costs for shares issued under November 2025 follow-on offering	(237)	—
Issuance costs for shares issued under private placement	—	(14)
Proceeds from exercise of stock options	8,430	236
Tax withholding for stock options exercised	(4,407)	—
Net cash provided by financing activities	45,704	222
Net increase (decrease) in cash and cash equivalents	4,246	(88,840)
Cash and cash equivalents at beginning of period	48,301	139,480
Cash and cash equivalents at end of period	$52,547	$50,640

Supplemental disclosure of non-cash financing activity
Exchange of common stock for pre-funded warrants	$-	$29,379

See accompanying notes to the unaudited condensed consolidated financial statements.

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

Liquidity

The Company had $505.3 million of cash, cash equivalents and marketable securities at March 31, 2026, in addition to the available balance under the Loan and Security Agreement dated as of September 5, 2023 (the “Original Loan Agreement”), by and between the Company, as borrower, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”), as amended by the First Amendment to Loan and Security Agreement, dated June 28, 2024 (the "First Amendment"), as further amended by the Second Amendment to Loan and Security Agreement, dated June 27, 2025 (the "Second Amendment"), as further amended by the Third Amendment to Loan and Security Agreement, dated January 11, 2026 (the "Third Amendment" and, collectively with the First Amendment, Second Amendment and the Original Loan Agreement, the "Loan Agreement"). See Note 11, "Long-term Borrowing" for further details. Management believes that the Company’s cash, cash equivalents, marketable securities, and the amounts available under the Loan Agreement will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the filing date of these condensed consolidated financial statements.

Follow-on Public Offering

On November 19, 2025, the Company completed a follow-on public offering pursuant to which it issued and sold 11,500,000 shares of common stock at a public offering price of $19.00 per share, including 1,500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate net proceeds of $204.8 million, after deducting underwriting discounts and commissions and estimated offering costs.

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

Warrant Exchanges

On November 29, 2024 and January 10, 2025, the Company entered into exchange agreements with certain investors and issued to such investors pre-funded warrants to purchase up to 3,420,000 and 6,070,000 shares of the Company's common stock, respectively, in exchange for an equivalent number of shares of the Company's common stock previously outstanding and held by such investors (the "Exchange Transactions"). The pre-funded warrants were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act. Refer to Note 12, Pre-funded Warrants for further details.

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

On January 6, 2025, the Company entered into a sales agreement (the "2025 Sales Agreement") with TD Securities (USA) LLC, ("TD Cowen") as sales agent, pursuant to which the Company was permitted to sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the “2025 ATM Shares”). The 2025 Sales Agreement replaced the prior 2024 Sales Agreement. The sales of the 2025 ATM Shares would be made by any method permitted that is deemed to be an ATM equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. The Company agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any 2025 ATM Shares sold by TD Cowen. On December 11, 2025, the Company entered into Amendment No. 1 to the 2025 Sales Agreement which increased the maximum aggregate offering price under the 2025 Sales Agreement to $200.0 million. During the three-months period ended March 31, 2026, the Company issued 1,712,739 of the Company's common stock under the 2025 Sales Agreement at a weighted-average price of $24.92 for net proceeds of $41.9 million after deducting related issuance costs.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. They have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10‑K as filed with the SEC on March 16, 2026 (the “Annual Report”).

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or fewer at the date of purchase. Cash deposits are all in reputable financial institutions in the United States as of March 31, 2026, and December 31, 2025. Cash and cash equivalents primarily consisted of cash on deposit with U.S. banks, including the Company’s bank accounts for its foreign subsidiaries, denominated in U.S. dollars and foreign currencies, and investments in interest-bearing money market funds.

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

Leases

Under Accounting Standards Update ("ASU") 2016-12, Leases, Topic 842, ("Topic 842"), lessees are required to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed consolidated statements of operations and comprehensive loss.

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

The Company elected to not apply the recognition requirements of Topic 842 to short-term leases with terms of 12 months or less. Refer to Note 9, Leases for further details.

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

Stock-Based Compensation

The Company recognizes stock compensation in accordance with Accounting Standards Codification ("ASC") 718, Compensation — Stock Compensation (“ASC 718”). Stock-based compensation cost, including grants of stock options and restricted stock units issued under the Company’s equity incentive plans, and the 2020 Employee Stock Purchase Plan (the "ESPP"), is measured at the grant date based on the estimated fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The Company estimates the fair value of stock options with time-based vesting on the date of grant utilizing the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the expected volatility of its stock, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. The Company estimates the volatility of its stock based on a weighted average of the volatility of the Company's stock price and that of its peers. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company uses the simplified method to estimate the expected term of employee stock option grants, whereby the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option. The risk-free rates for period within the expected term of the option are based on the U.S. Treasury yield curve during the period the options were granted. The expected dividend yield of zero is based on the fact that the Company has never paid dividends and does not expect to pay any cash dividends in the foreseeable future. For awards with graded vesting, in which specified tranches of the options vest on different dates, the Company uses a single weighted average expected life to value the entire award, which is equal to the average of the weighted average vesting period of the award and the contractual term of the award. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest, including awards with graded vesting. As part of the requirements of ASC 718, the Company has elected to account for forfeitures of stock option grants as they occur.

The Company measures the fair value of restricted stock units ("RSU"s) based on the closing price of the Company's common stock on the grant date. Stock-based compensation expense for RSUs is recognized on a straight-line basis over the vesting term.

Equity Awards with Market and Service Conditions

The fair value and derived service period of performance-based awards granted with market and service conditions are estimated on the grant date using a Monte Carlo simulation model. A Monte Carlo simulation model requires inputs such as the risk-free interest rate, expected award term, expected share dilution and expected share price volatility. These inputs, which are subjective and generally require significant judgment, are unique to each award based on the best available information at the grant date. For such awards, stock-based compensation expense is recognized on a straight-line basis over the derived service period of each tranche. Stock-based compensation expense will continue to be recognized over the derived service period regardless of whether the awards' market-based vesting terms have been satisfied, so long as the requisite service is rendered by the grantee.

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

Pre-funded Warrants

The Company issued pre-funded warrants in connection with the 2024 Private Placement and the Exchange Transactions executed in November 2024 and January 2025. Refer to Note 12, Pre-funded Warrants for further details.

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

Segment Reporting

The Company operates as a single operating and reportable segment. The Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM reviews the Company’s financial information on a consolidated basis for purposes of assessing financial performance, making operating decisions, and allocating resources. The CODM uses consolidated net loss, as determined in accordance with U.S. GAAP and reported in the Company’s condensed consolidated statements of operations, as the measure of segment profit or loss. In assessing segment performance and allocating resources, the CODM also reviews consolidated functional expenses, including research and development and general and administrative expenses. Other segment items included in consolidated net loss is primarily interest income, which is reflected in the consolidated statements of operations and comprehensive loss.

Recent Accounting Pronouncements Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances the transparency and decision usefulness of income tax disclosures by requiring additional disaggregation of information related to the effective tax rate reconciliation, income taxes paid, and income tax expense and pre-tax income by jurisdiction.

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

	March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$13,642	—	—	$13,642
Money market funds	39,058	—	—	39,058
Commercial paper	—	109,328	—	109,328
Corporate bonds	—	83,275	—	83,275
U.S. government treasury bills	219,253	—	—	219,253
Government-sponsored enterprise securities	—	40,944	—	40,944
Total	$271,953	$233,547	$—	$505,500

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$16,007	$—	$—	$16,007
Money market funds	30,866	—	—	30,866
Commercial paper	—	102,193	—	102,193
Corporate bonds	—	81,607		81,607
U.S. government treasury bills	233,938	—	—	233,938
Government-sponsored enterprise securities	—	41,029	—	41,029
Total	$280,811	$224,829	$—	$505,640

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$52,700	—		$52,700
Short-term marketable securities (<12 months to maturity)	321,016	168	(175)	321,009
Long-term marketable securities (>12 months to maturity)	132,224	—	(433)	131,791
Total	$505,940	$168	$(608)	$505,500

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$48,503	$—	$—	$48,503
Short-term marketable securities (<12 months to maturity)	300,243	501	(12)	300,732
Long-term marketable securities (>12 months to maturity)	156,273	160	(28)	156,405
Total	$505,019	$661	$(40)	$505,640

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

There were no marketable securities that had been in a consecutive loss position for more than 12 months as of March 31, 2026. During the three months ended March 31, 2026, the Company did not recognize any other-than-temporary impairment loss. As of March 31, 2026, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

As of March 31, 2026, all of the Company’s cash and cash equivalents primarily consisted of cash on deposit with U.S. banks denominated in U.S. dollars and Australian dollars, and investments in interest-bearing money market funds.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Interest receivable	3,321	3,137
Prepaid clinical development costs	1,324	2,124
Prepaid subscriptions and licenses	1,224	1,200
Prepaid insurance	753	1,049
Value added tax receivable	30	919
Other prepaid and current assets¹	1,230	1,586
Total	$7,882	$10,015

¹ Other current assets as of December 31, 2025 included a $0.5 million tax refund receivable from the Australian Taxation Office related to the 2025 calendar year, which was received in February 2026.

5.
Other Assets and Long-Term Deposits

Other assets and long-term deposits consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Clinical development project deposits	$15,301	$15,202
Internal-use software	838	892
Property and equipment, net	356	274
Office lease deposits	—	464
Total	$16,495	$16,832

6.
Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued research and development related costs	$35,396	$29,286
Accrued payroll related costs	2,775	1,149
Accrued employee bonuses	2,202	8,253
Accrued corporate related costs	2,119	2,737
Total	$42,492	$41,425

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	March 31,	March 31,
	2026	2025
Risk-free interest rate	3.93%	4.12%
Expected term (in years)	6.08	6.08
Expected volatility	88.29%	78.15%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan, the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	14,429,539	$8.89	7.40	$235,660
Granted	3,502,128	25.53	—	—
Exercised¹	(747,767)	5.51	—	—
Forfeited	(134,005)	10.14	—	—
Outstanding as of March 31, 2026	17,049,895	$12.45	7.70	$91,891

Options vested and exercisable as of March 31, 2026	8,051,649	10.08	6.18	50,615
Options expected to vest as of March 31, 2026	8,998,246	14.56	9.06	41,276

¹ Exercised amount includes 3,984 shares withheld for taxes and net exercise transactions.

Restricted Stock Units

During the three months ended March 31, 2026, the Company granted restricted stock units, or RSUs, to non-executive employees under the 2020 Plan.

The following table summarizes the RSU activity during the three months ended March 31, 2026:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding as of December 31, 2025	—	$—
Granted	411,845	25.65
Vested	—	—
Forfeited	(9,038)	25.65
Outstanding as of March 31, 2026	402,807	$25.65

Shares expected to vest as of March 31, 2026	402,807	25.65

Market-based Stock Options

During the three months ended March 31, 2026, the Company granted stock options with market and service conditions under the 2020 Plan. These awards vest upon the achievement of specified stock price targets, subject to continued service. The Company estimated the grant-date fair value of these awards using a Monte Carlo simulation model incorporating the following assumptions:

March 31,
2026
Risk-free interest rate	4.00%
Expected term (in years)	6.95
Expected volatility	103.54%
Expected dividend yield	—

The following table summarizes the market-based stock options activity during the three months ended March 31, 2026:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term
(in years)
Outstanding as of December 31, 2025	—	$—	—
Granted	668,750	25.65	9.85
Exercised	—	—	—
Forfeited	—	—	—
Outstanding and exercisable as of March 31, 2026	668,750	$25.65	9.85

The estimated grant date fair value of the market-based options was approximately $13.5 million.

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

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.3 million and $0.2 million for the three-month periods ended March 31, 2026 and 2025, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the ESPP and the 2022 Inducement Plan was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$6,571	$3,301
General and administrative	3,577	1,077
Total	$10,148	$4,378

8.
Net Loss Per Common Share

Net Loss Per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(53,089)	$(30,389)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted ¹	102,800,098	85,426,223
Net loss per share, basic and diluted	$(0.52)	$(0.36)

¹ Reflects the weighted average effect of the pre-funded warrants on the calculation of basic and diluted net loss per share.

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	17,049,895	14,636,148
Unvested market-based stock options outstanding	668,750	—
Unvested restricted stock units outstanding	402,807	—
Employee stock purchase plan contingently issuable	76,863	226,160
	18,198,315	14,862,308

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

On August 17, 2023, the Company entered into a sublease agreement with Dropbox, Inc. to sublease approximately 6,713 square feet of office space in San Francisco, California (the “Dropbox Sublease Agreement”). The Dropbox Sublease Agreement was for a period of two years commencing on September 5, 2023 and ending December 31, 2025. In June 2025, the Company entered into a First Amendment to the Dropbox Sublease Agreement and exercised its option to extend the lease term by an additional year, resulting in a revised expiration date of December 31, 2026. The modification was accounted under ASC 842, resulting in a remeasurement of the lease liability and a corresponding $0.1 million increase to the ROU asset. The incremental borrowing rate was also updated as part of the remeasurement. In January 2026, the Company entered into a Second Amendment to the Dropbox Sublease Agreement, which did not have a material economic impact on the existing lease.

On August 23, 2023, the Company entered into a lease agreement with The Cambridge Redevelopment Authority to lease approximately 4,020 square feet of office space in Cambridge, Massachusetts (the “Cambridge Lease Agreement”). The Cambridge Lease Agreement is for a period of three years commencing on September 15, 2023 and ending September 14, 2026. According to the terms of the Cambridge Lease Agreement, the Company paid a less than $0.1 million security deposit and is required to pay monthly rent and common area charges. The lease was accounted for under Topic 842 and the Company recorded ROU asset and lease liability of $0.7 million and $0.7 million, respectively, at inception of the lease. In January 2026, the Company entered into a First Amendment to the Cambridge Lease Agreement, which extended the lease term by six months, from September 15, 2026 through March 14, 2027, and granted the Company an early termination option. The First Amendment was accounted for as a lease modification under ASC 842. The related operating lease liability and ROU asset were remeasured using an updated incremental borrowing rate as of the modification date, resulting in an increase of less than $0.1 million to the lease liability and a corresponding increase to the ROU asset.

On April 27, 2026, the Company entered into a lease agreement with KR Oyster Point II, LLC to lease an aggregate of approximately 38,176 square feet of office and laboratory space to serve as the Company's new corporate headquarters (the “Oyster Point Lease Agreement”), consisting of approximately 25,048 square feet on the fourth floor (“Phase I”) and approximately 13,128 square feet on the fifth floor (“Phase II”). The Oyster Point Lease Agreement has an initial term of seven years, with Phase I expected to commence on or about September 15, 2026 and Phase II expected to commence on or about December 1, 2026, in each case upon the earlier of the Company’s first use of the applicable space or the landlord’s delivery of possession of such space in the condition required under the lease. Aggregate base rent over the initial term, net of rent abatement, is approximately $18.5 million, consisting of approximately $12.4 million related to Phase I and approximately $6.1 million related to Phase II. The Company is also required to provide a cash security deposit of approximately $0.4 million and to pay its pro rata share of operating expenses, taxes, assessments and fees. The Oyster Point Lease Agreement provides the Company with a one-time option to terminate the lease at the end of the 60th full calendar month of the initial term, subject to, among other requirements, payment of a termination fee of approximately $1.7 million. The Company also has an option to extend the lease term for one additional five-year period and a right of first offer to lease certain additional space. The Company will account for the Oyster Point Lease Agreement under ASC 842 at the respective lease commencement dates. As of

March 31, 2026, the lease had not commenced and, accordingly, no right-of-use asset or lease liability had been recognized.

The following table summarizes total lease expense during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Straight-line operating lease expense	$301	$288
Variable lease expense	108	93
Total operating lease expense	$409	$381

The following table summarizes supplemental cash flow information during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$313	$309
Supplemental noncash information on lease liability arising from obtaining a right-use-asset	$55	$—

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of March 31, 2026 (in thousands):

Years Ending
2026 (from April 2026)	$915
2027	69
Total future minimum lease payments	984
Less: Interest	(28)
Total lease liabilities at present value	956
Lease liabilities, current	956
Lease liabilities, non-current	$—

The following table summarizes the lease term and discount rate as of March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Weighted-average remaining lease term (years)	0.80	1.04
Weighted-average discount rate	9.00%	9.00%

10.
Commitments and Contingencies

Agreements with Novartis

2024 Clinical Trial Collaboration and Supply Agreement with Novartis

On November 29, 2024, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the "2024 Novartis Agreement") with Novartis Pharma AG (collectively, with affiliated entities, "Novartis"). Pursuant to the 2024 Novartis Agreement, Novartis is providing the Company with ribociclib drug supply for the Company’s ongoing Phase 3 OPERA-02 trial of palazestrant in combination with ribociclib in ER+/HER2- frontline advanced or metastatic breast cancer (the "OPERA-02 trial").

Under the 2024 Novartis Agreement, the Company supplies (including manufacturing, packaging and labeling) palazestrant and letrozole for the OPERA-02 trial. Novartis manufactures and supplies (including primary packaging) the Company with a specified amount of ribociclib, which amount is expected to be sufficient for the OPERA-02 trial. The parties have granted each other a non-exclusive, royalty-free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. Any inventions developed in the performance of the clinical studies for the combined therapies (other than those specific to each component study drug) are jointly owned by the parties. Except as otherwise specified below, the 2024 Novartis Agreement does not grant any right of first negotiation to participate in future clinical trials, and each party retains all rights and ability to evaluate their respective compounds in any studies or clinical trials, either as a monotherapy or in combination with any other product or compound, in any therapeutic area. The parties retain their independent rights to commercialize their respective therapies both alone and with third parties.

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

The 2024 Novartis Agreement will terminate on the fifth anniversary of the date on which the first dose of palazestrant is administered to the first study subject. Either party may terminate the 2024 Novartis Agreement for the uncured material breach or insolvency of the other party, for failure to comply with certain anti-corruption obligations, in the event of a change of control of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical studies for the combined therapies due to the existence of a material safety issue, if the parties jointly decide that the Olema Combination is not achieving sufficiently superior levels of efficacy, if any regulatory authority action prevents a party (or the letrozole supplier) from supplying its product, in the event of an unresolved force majeure event, or in certain circumstances for an unresolved clinical hold with respect to ribociclib, palazestrant or letrozole (or the combination of ribociclib and palazestrant or ribociclib and letrozole). In addition, Novartis may terminate the 2024 Novartis Agreement if the Company had failed to commence the OPERA-02 trial on or prior to March 31, 2026 or if the Company consummates an Olema Compound Transaction, and the Company may terminate the 2024 Novartis Agreement if the Company terminates the OPERA-02 trial other than due to a material safety issue, efficacy issue, regulatory action or upon a clinical hold.

Costs incurred in connection with the 2024 Novartis Agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025.

2020 Clinical Collaboration and Supply Agreement with Novartis

On July 22, 2020, the Company entered into a non-exclusive clinical collaboration and supply agreement with Novartis. On January 13, 2022, the Company entered into an amended and restated clinical collaboration and supply agreement with Novartis, and on October 9, 2023, the Company and Novartis entered into the amendment no. 1 (the "Novartis Amendment") to the amended and restated clinical collaboration and supply agreement (as amended, the "2020 Novartis Agreement"). The collaboration is focused on the evaluation of the safety, tolerability and efficacy of palazestrant in combination with Novartis’ proprietary CDK4/6 inhibitor KISQALI® (ribociclib) and/or Novartis’ proprietary phosphatidylinositol 3-kinase ("PI3Ka") Inhibitor PIQRAY® (alpelisib) (collectively the "Novartis Study Drugs") as part of the Company’s Phase 1b/2 study of palazestrant in patients with metastatic estrogen receptor-positive breast cancer. The Novartis Amendment, among other things, expanded the Company's clinical collaboration with Novartis, increasing the size of the ongoing Phase 1/2 study testing palazestrant in combination with ribociclib to approximately 60 patients. The Company will be responsible for the conduct of the clinical trials for the combined therapies in accordance with a mutually agreed development plan. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective background patent rights and other technology to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

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

Costs associated with research activities performed under the 2020 Novartis Agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, with any reimbursable costs from Novartis reflected as a reduction of such expenses. The Company had previously incurred the full agreed-upon reimbursement amount.

Agreements with Pfizer

2025 Clinical Trial Collaboration and Supply Agreement with Pfizer

In September 2025, the Company announced that it entered into a non-exclusive clinical trial collaboration and supply agreement with Pfizer Inc. (“Pfizer”) (the “2025 Pfizer Agreement”), to evaluate the safety and tolerability of palazestrant in combination with Pfizer’s proprietary investigative selective CDK4 inhibitor atirmociclib in patients with metastatic ER+, HER2- breast cancer in a Phase 1b/2 clinical trial. Under the terms of the 2025 Pfizer Agreement, the Company is responsible for conducting the clinical trial for the combined therapies and Pfizer is responsible for supplying atirmociclib to the Company at no cost to the Company. As part of the collaboration, the parties granted to each other a non-exclusive, royalty-free license under certain of the parties’ respective patent rights in the combination of atirmociclib and palazestrant to use the parties’ respective study drugs in research and development, solely to the extent reasonably needed for the other party’s activities in the collaboration. All inventions and data developed in the performance of the clinical trials for the combined therapies (other than those specific to each component study drug), will be jointly owned by the parties.

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

The 2025 Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection with the 2025 Pfizer Agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026.

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection with the Pfizer Agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025.

License Agreement with Aurigene

In June 2022, the Company entered into an exclusive global license agreement with Aurigene Discovery Technologies Limited (“Aurigene”) to research, develop and commercialize novel small molecule inhibitors of an undisclosed oncology target (“the Aurigene Agreement”).

Under the terms of the Aurigene Agreement, Aurigene provided to the Company an exclusive license to its portfolio of novel small molecule inhibitors of the target. Financial terms of the Aurigene Agreement include a $8.0 million upfront payment for rights to a pre-existing Aurigene program and potential future milestone payments of up to $60.0 million in clinical development and regulatory milestones, and up to $370.0 million in commercial milestones. Aurigene is also eligible to receive royalties on product sales, if any, ranging from mid-single digits to the low double digits as a percentage of such sales. During the research term, the Company contributes funding to Aurigene to facilitate Aurigene’s ongoing discovery efforts. The Company and Aurigene jointly direct further preclinical work and, if successful, the Company will lead clinical development as well as regulatory and commercial activities. The Company and Aurigene jointly own collaboration compounds and rights to any inventions made during the research term.

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

Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as research and development expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be accrued as a provision to cost of sales in the period when achievement of respective milestone target is probable. As of March 31, 2026, the Company has incurred $23 million in upfront and clinical development milestone payments under the Aurigene Agreement.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of March 31, 2026, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 31, 2026, the Company had not incurred any material costs as a result of such indemnifications.

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

On June 28, 2024, the Company entered into the First Amendment, which, among other things, (i) increased the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million

(the "Credit Facility"), of which the Term Loan A of $25.0 million was immediately available, an additional $25.0 million became available upon the Company achieving certain milestones related to the execution of a first line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib ("Term Loan B"), and an additional $50.0 million which may be made available upon the approval of the Bank in its discretion ("Term Loan C"), and (ii) extended the Original Maturity Date to July 1, 2028.

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

As of March 31, 2026, the Company had drawn $3.0 million from the Credit Facility which was recorded at cost and presented as long-term borrowing on the consolidated balance sheet. The interest expense was less than $0.1 million for the period ended March 31, 2026, which was included in other income on the condensed consolidated statement of operations and comprehensive loss. As of March 31, 2026, the carrying amount of the borrowing approximated fair value, as the interest rate is variable and resets periodically based on market rates.

12. Pre-Funded Warrants

The Company accounts for the pre-funded warrants as a freestanding equity-linked financial instrument that met the criteria for equity classification pursuant to ASC 480 and ASC 815. Accordingly, the Company recorded the pre-funded warrants as a component of stockholders' equity within additional paid-in capital. During the three months ended March 31, 2026, partial pre-funded warrants were exercised in exchange for 3.5 million shares of the Company's common shares. The following table summarizes the pre-funded warrants issued and outstanding as of March 31, 2026:

Issued Year	Expiration Date	Exercise Price	Number of Warrants Outstanding
2024 (Private Placement)	None	$0.0001	4,104,163
2024 (Warrant Exchange Agreement)	None	0.0001	3,420,000
2025 (Warrant Exchange Agreement)	None	0.0001	6,070,000
			13,594,163

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10‑Q, or Quarterly Report, and the audited financial statements and related notes that are included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 16, 2026, or our Annual Report.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, and these statements are based on information available to us as of the date of this Quarterly Report. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Overview

Olema is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of next-generation targeted therapies for breast cancer and beyond. We are advancing our pipeline of novel therapies by leveraging our deep understanding of endocrine-driven cancers, nuclear receptors, and mechanisms of acquired resistance.

Our lead product candidate, palazestrant, is a novel, orally-available small molecule with dual activity as both a complete estrogen receptor (ER) antagonist (CERAN) and selective ER degrader (SERD), currently being investigated in patients with recurrent, locally advanced or metastatic ER positive (ER+), human epidermal growth factor receptor 2 negative (HER2-) breast cancer. In pre-clinical models, palazestrant binds and completely blocks ER-driven transcriptional activity in both wild-type and mutant forms of ER+ metastatic breast cancer (MBC). In clinical studies across more than 400 patients, palazestrant has demonstrated strong anti-tumor activity, attractive pharmacokinetics and prolonged drug exposure, favorable tolerability, and combinability with cyclin dependent kinase 4/6 (CDK4/6) inhibitors with no significant drug-drug interaction. Based on the clinical results we have achieved to date, we are advancing palazestrant through late-stage clinical development both as a monotherapy and in combination with other targeted agents.

In November 2023, we initiated OPERA-01, our pivotal Phase 3 clinical trial of palazestrant as a monotherapy in second/third-line ER+/HER2- MBC. We anticipate top-line results for this trial in the fall of 2026, expect to submit the new drug application (NDA) in 2027, and, if successful, anticipate potential U.S. Food and Drug Administration (FDA) approval and commercial launch in late 2027.

In addition, we are investigating palazestrant in multiple Phase 1/2 studies in combination with CDK4/6 inhibitors (palbociclib or ribociclib), a phosphatidylinositol-3-kinase alpha (PI3Ka) inhibitor (alpelisib), with an mTOR inhibitor (everolimus), and a CDK4 inhibitor (atirmociclib). In October 2025, at the European Society for

Medical Oncology, we presented updated results from the ongoing Phase 1b/2 clinical trial of palazestrant in combination with ribociclib in patients with ER+/HER2- advanced or MBC. This data further support our thesis that palazestrant possesses key characteristics to make it a potential backbone endocrine therapy of preference for ER+/HER2- breast cancer, while also supporting the ongoing pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib in front-line ER+/HER2- MBC, called OPERA-02. The execution of OPERA-02 is supported by our clinical trial collaboration and supply agreement with Novartis Pharma AG (Novartis), which was also announced in December 2024. Under the terms of the agreement, Novartis is providing Olema with ribociclib drug supply for the OPERA-02 trial, which we initiated in 2025. We anticipate top-line data from this trial in 2028 and, if successful, anticipate potential FDA approval and commercial launch in the frontline MBC setting in the United States in 2029.

Our second product candidate in clinical development, called OP-3136, is a novel, orally-available small molecule that potently and selectively inhibits KAT6, an epigenetic target that is dysregulated in breast and other cancers. The Investigational New Drug (IND) application for OP-3136 was cleared by the FDA in late 2024 and the Phase 1 study is enrolling patients. In April 2025, we presented preclinical data at the AACR Annual Meeting demonstrating the anti-tumor activity of OP-3136 in prostate, ovarian, and non-small cell lung cancer models. In April 2026, at the AACR Annual Meeting, we presented preclinical data demonstrating that OP-3136, in combination with palazestrant, exhibited synergistic anti-tumor activity in ER+/HER2- breast cancer models driven by suppression of cell-cycle and estrogen receptor-driven oncogenic signaling. We expect to present initial clinical results from the OP-3136 Phase 1 study at the 2026 American Society of Clinical Oncology Annual Meeting in May.

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

We have incurred significant operating losses since the commencement of our operations. Our net losses were $53.1 million and $30.4 million for the three months ended March 31, 2026 and 2025, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, make potential milestone payments to our licensors, and as we continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of March 31, 2026, we had an accumulated deficit of $650.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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

We will require substantial additional funding to develop our product candidates and support our continuing operations beyond our current operating plans. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, geopolitical uncertainty, and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic conditions. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate revenue or positive cash flow from operating activities.

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

General and administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense, for personnel in executive, finance, accounting, business development, communications and investor relations, commercialization, legal, human resources, information technology (IT), and administrative functions. General and administrative expenses also include costs not otherwise included in research and development expenses, including corporate facility costs, depreciation and other expenses, which include rent and maintenance of facilities and insurance, and professional fees for legal, patent and consulting services.

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

Results of operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change
	(in thousands)
Operating expenses:
Research and development	$49,232	$30,624	$18,608
General and administrative	8,754	4,249	4,505
Total operating expenses	57,986	34,873	23,113
Loss from operations	(57,986)	(34,873)	(23,113)
Other income:
Interest income	4,776	4,524	252
Other income (loss)	121	(40)	161
Total other income	4,897	4,484	413
Net loss	$(53,089)	$(30,389)	$(22,700)

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change
	(in thousands)
CROs, CMOs and other clinical development related third-party vendor expenses	$23,858	$12,748	$11,110
Compensation and related benefits	11,547	8,409	3,138
Other research and development expenses	7,256	6,166	1,090
Stock-based compensation	6,571	3,301	3,270
Total research and development expenses	$49,232	$30,624	$18,608

Research and development expenses for the three months ended March 31, 2026 were $49.2 million, compared to $30.6 million for the three months ended March 31, 2025. The increase of $18.6 million was primarily related to (i) increased spending on clinical development-related activities as we continue to advance palazestrant through late-stage clinical trials and OP-3136 in early-stage clinical studies, and (ii) increased personnel-related costs, including an increase in non-cash stock-based compensation expense of $3.3 million mainly due to higher grant price in 2026, and higher headcount.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2026 were $8.8 million compared to $4.2 million for the three months ended March 31, 2025. The increase of $4.6 million was primarily attributable to higher corporate-related costs, increased personnel-related costs, including an increase in non-cash stock-based compensation expense of $2.5 million mainly due to higher grant price in 2026.

Other income

Other income for the three months ended March 31, 2026 was $4.9 million, compared to $4.5 million for the three months ended March 31, 2025. The increase of $0.4 million was primarily due to an increase in interest income from our investments in interest-bearing money market funds and marketable securities mainly due to higher investment balance.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $53.1 million and $30.4 million for the three months ended March 31, 2026 and 2025, respectively. From our inception through March 31, 2026, we had received aggregate net proceeds of $1.1 billion from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, sale of stock through the Company’s 2020 Employee Stock Purchase Plan (ESPP), and borrowings under our Credit Facility, as defined below.

As of March 31, 2026, we had $505.3 million in cash, cash equivalents and marketable securities and accumulated deficit of $650.6 million.

On September 5, 2023, we entered into a loan and security agreement (the Original Loan Agreement) with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (the Bank), which provided us with an aggregate principal amount of up to $50.0 million (the Original Credit Facility), of which $25.0 million became available in September 2023 (Term Loan A) upon the closing of a private placement and the issuance of our common stock to selected institutional and accredited investors pursuant to a securities purchase agreement, and the remaining $25.0 million could have been made available upon approval of the Bank in its discretion. The Original Credit Facility was scheduled to mature on August 1, 2027. On June 28, 2024, we entered into the First Amendment to Loan and Security Agreement (the First Amendment) with the Bank, which, among other things, (i) increased the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million (the Credit Facility) of which the Term Loan A of $25.0 million was immediately available, an additional $25.0 million became available upon achieving certain milestones related to the execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib (Term Loan B), and an additional $50.0 million which may be made available upon the approval of the Bank in its discretion (Term Loan C), and (ii) extended the maturity date to July 1, 2028. On June 27, 2025, we entered into a Second Amendment to Loan and Security Agreement (the Second Amendment) with the Bank, which, among other things, (i) decreased the interest rate to a floating rate equal to the greater of 6.0% or the prime rate, and (ii) extended the draw period of Term Loan A to January 15, 2026. As of March 31, 2026, we had an outstanding liability of $3.0 million under the Credit Facility, representing the full amount drawn to date. On January 11, 2026, we entered into the Third Amendment to Loan and Security Agreement (the Third Amendment, together with the Original Loan Agreement, as amended by the First Amendment and the Second Amendment, the Loan Agreement), which, among other things, (i) extended the draw period of Term Loan A to January 31, 2027, (ii) extended the draw period of Term Loan B to January 31, 2027, (iii) extended the draw period of Term Loan C to January 31, 2027, and (iv) extended the Maturity Date to January 1, 2029 (Maturity Date). Based on the occurrence of specified (a) development milestones related to the pivotal Phase 3 OPERA-01 clinical trial of palazestrant or (b) receipt of proceeds from capital financing, the draw period of Term Loan B and Term Loan C may be further extended to July 31, 2027, and the Maturity Date may be further extended to July 1, 2029.

On November 29, 2024, we entered into a securities purchase agreement for a private placement of (i) 19,928,875 shares of our common stock at a price of $9.08 per share and (ii) pre-funded warrants to purchase up to an aggregate of 7,604,163 shares of our common stock at a price of $9.0799 per pre-funded warrant, which represents the per share purchase price of the common stock sold in the private placement less the $0.0001 per share exercise price for each pre-funded warrant to selected institutional and accredited investors (the 2024 Private Placement). The aggregate gross proceeds for the 2024 Private Placement were approximately $250.0 million. After deducting offering expenses related to the 2024 Private Placement of approximately $13.0 million, the net proceeds to us from the 2024 Private Placement were approximately

$237.0 million. Of the $13.0 million issuance costs, $6.5 million was paid in the fourth quarter of 2024 and $6.5 million was paid in the first quarter of 2025. Concurrently, on November 29, 2024, we entered in an exchange agreement with an investor and issued to such investor pre-funded warrants to purchase up to 3,420,000 shares of our common stock at an exercise price of $0.0001 per share, in exchange for 3,420,000 shares of our common stock previously outstanding and held by such investor. Thereafter, on January 10, 2025, we entered into exchange agreements with certain investors pursuant to which we issued pre-funded warrants to purchase up to 6,070,000 shares of our common stock at an exercise price of $0.0001 per share, in exchange for 6,070,000 shares of our common stock previously outstanding and held by such investors (Exchange Transactions). Certain holders of pre-funded warrants (together with such holder’s affiliates and other attribution parties) may not exercise pre-funded warrants held by them to the extent that immediately prior to or after giving effect to such exercise such holder would own more than 9.99% of our outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% upon 61 days’ notice to us, subject to the terms of the pre-funded warrants. Refer to Note 12 of our notes to the condensed consolidated financial statements contained in this Quarterly Report for further information regarding the Exchange Transactions.

On January 6, 2025, we entered into a sales agreement (the Original 2025 Sales Agreement) with TD Securities (USA) LLC, (TD Cowen) as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the Original 2025 ATM Shares). The sales of the Original 2025 ATM Shares could be made by any method permitted that is deemed to be an ATM equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any 2025 ATM Shares sold by TD Cowen. On December 11, 2025, we entered into amendment no. 1 to the sales agreement (together with the Original 2025 Sales Agreement, the 2025 Sales Agreement), which increased the maximum aggregate offering price under the ATM program to $200.0 million (the 2025 ATM Shares). During the three months ended March 31, 2026, we issued 1,712,739 shares of our common stock under the 2025 Sales Agreement at a weighted-average price of $24.92 for net proceeds of $41.9 million after deducting related issuance costs.

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

We expect our cash, cash equivalents, and marketable securities as of March 31, 2026, as well as the available balance under the Credit Facility, will enable us to fund our current operating plan through mid-2028. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Refer to Notes 9, 10 and 11 of our notes to the condensed consolidated financial statements contained in this Quarterly Report for further information regarding our material cash requirements. Other than as set forth therein, there have been no material changes outside the ordinary course of business during the three months ended March 31, 2026 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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

Identifying potential product candidates and conducting non-clinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of one or more product candidates that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(45,987)	$(43,979)
Net cash provided by (used in) investing activities	4,529	(45,083)
Net cash provided by financing activities	45,704	222
Net increase (decrease) in cash and cash equivalents	$4,246	$(88,840)

Operating activities

Net cash used in operating activities during the three months ended March 31, 2026 consisted primarily of our net loss of $53.1 million, increased by cash outflows associated with working capital of $1.9 million and non-cash adjustments of $1.3 million related to interest income on our marketable securities. These were partially offset by stock-based compensation expense of $10.1 million and depreciation and amortization expenses of $0.1 million. The net decrease in operating assets and liabilities was primarily due to a $1.3 million increase in other current liabilities and a $5.7 million decrease in accounts payable, which is primarily reflecting the timing of vendor invoicing and related payments. These were partially offset by a $2.6 million decrease in prepaid expenses and other current assets, including a non-cash reclassification impact of $0.5 million related to security deposits.

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

Investing activities

Net cash provided by investing activities during the three months ended March 31, 2026 was predominantly due to maturities of marketable securities which were partially offset by purchases of marketable securities.

Net cash used in investing activities during the three months ended March 31, 2025 was predominantly due to purchases of marketable securities which were partially offset by maturities of marketable securities.

Financing activities

Net cash provided by financing activities during the three months ended March 31, 2026 consists primarily of $41.9 million of net proceeds from the issuance of shares under the at-the-market offering and $8.4 million of proceeds from stock option exercises, partially offset by payments of $4.4 million for tax withholdings associated with stock option exercises.

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2026, there were no material changes to our market risk disclosures reported in our Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the following risks, as well as the other information in this Quarterly Report, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects, and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

RISK FACTOR SUMMARY

Investing in our common stock involves numerous risks, including the risks described in “Part II, Item 1A. Risk Factors” of this Quarterly Report. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.

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
•
Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never completed a pivotal clinical trial or submitted a NDA to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for palazestrant, OP-3136, or any future product candidates we may develop, we will be unable to generate product revenue and our business, financial condition, results of operations, and prospects will be significantly harmed.
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

Developing pharmaceutical products, including conducting non-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses will increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, palazestrant. We anticipate incurring significant costs associated with the development of our lead product candidate, palazestrant, OP-3136, and any future product candidates we may develop. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA), or other regulatory authorities to perform clinical trials or non-clinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for palazestrant, OP-3136, or any future product candidates we may develop, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Our estimates as to how long until we are able to commercialize one or more of our product candidates are based on assumptions that may prove to be wrong, and we may require more time and resources than we currently anticipate, and may exhaust our available capital resources before we are able to generate any revenue from product sales. In addition, because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date, and have financed our operations principally through sales of our equity securities, including sales of our common stock and pre-funded warrants to purchase our common stock to selected institutional and accredited investors in private placement transactions, at-the-market offerings, our initial public offering and other public offerings and private financings. We have incurred net losses of $53.1 million and $30.4 million for the three months ended March 31, 2026 and 2025, respectively. We had an accumulated deficit of $650.6 million as of March 31, 2026. Our losses have resulted principally from expenses incurred in research and development of palazestrant, OP-3136 and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, palazestrant, and OP-3136 are both in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for palazestrant or OP-3136 in one of our lead indications and proceed to commercializing palazestrant or OP-3136, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for palazestrant in other indications or for OP-3136.

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

In addition, our condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 included elsewhere in this Quarterly Report have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for palazestrant or OP-3136. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long term.

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

On September 5, 2023, we entered into the Original Loan Agreement with the Bank, which provided us with the Original Credit Facility, of which $25.0 million became available in September 2023 as Term Loan A upon the closing of a private placement and the issuance of our common stock to selected institutional and accredited investors pursuant to a securities purchase agreement, and the remaining $25.0 million could have been made available upon approval of the Bank in its discretion. The Original Credit Facility was scheduled to mature on August 1, 2027. On June 28, 2024, we entered into the First Amendment with the Bank, which, among other things, (i) increased the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million of which the Term Loan A of $25.0 million was immediately available, an additional $25.0 million as Term Loan B became available upon achieving certain milestones related to the execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million as Term Loan C which may be made available upon the approval of the Bank in its discretion, and (ii) extended the maturity date to July 1, 2028. On June 27, 2025, we entered into the Second Amendment with the Bank, which, among other things, (i) decreased the interest rate to a floating rate equal to the greater of 6.0% or the prime rate, and (ii) extended the draw period of Term Loan A to January 15, 2026. As of December 31, 2025, we had an outstanding liability of $3.0 million under the Credit Facility, representing the full amount drawn to date. On January 11, 2026, we entered into the Third Amendment, which, among other things, (i) extended the draw period of Term Loan A to January 31, 2027, (ii) extended the draw period of Term Loan B to January 31, 2027, (iii) extended the draw period of Term Loan C to January 31, 2027, and (iv) extended the maturity date to January 1, 2029. Based on the occurrence of specified (a) development milestones related to the pivotal Phase 3 OPERA-01 clinical trial of palazestrant or (b) receipt of proceeds from capital financing, the draw period of Term Loan B and Term Loan C may be further extended to July 31, 2027, and the maturity date (as so extended) may be further extended to July 1, 2029.

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

Our future clinical trials may not be successful. If any of our product candidates is found to be unsafe or lacking efficacy, we will not be able to obtain regulatory approval, and our business, financial condition, results of operations, and prospects may be significantly harmed. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in the composition of the patient populations, adherence to dosing regimens and other trial protocols and the dropout rate among clinical trial participants. Patients treated with palazestrant, OP-3136, or any future product candidates we may develop may also be undergoing surgical, radiation, and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to palazestrant, OP-3136, or any future product candidates we may develop. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market palazestrant, OP-3136, or any future product candidates we may develop.

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

The time required to obtain approval by the FDA, European Commission, and comparable foreign authorities is unpredictable and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

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
•
the FDA, the European Commission, the competent authorities of the member states of the European Union (EU Member States), or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA, European Commission, or other comparable foreign regulatory authorities may significantly change in a manner that results in adverse consequences to us, including by rendering our clinical data insufficient for approval.

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

Our inability to enroll and maintain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for palazestrant, OP-3136, or any future product candidates we may develop and jeopardize our ability to obtain marketing approval for the sale of palazestrant, OP-3136, or any future product candidates we may develop. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

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

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with palazestrant or OP-3136. Any product candidate that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development and may become commercially available in the future for the treatment of conditions for which we are attempting to develop palazestrant and OP-3136. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. In addition, palazestrant, OP-3136, and any product candidate that we may develop in the future may need to compete with off-label drugs used by physicians to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with palazestrant, OP-3136, and any future product candidates we may develop.

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

We have chosen to initially address well-validated biochemical targets, and therefore expect to face competition from existing products and products in development. There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Many of these current and potential competitors may have significantly greater financial, manufacturing, commercial, clinical development, research and technical and human resources expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidate that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, the European Commission, or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in European countries, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as palazestrant, OP-3136, or any future product candidates we may develop. In many countries, including European Union (EU) Member States, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of palazestrant, OP-3136, or any future product candidates we may develop to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for palazestrant, OP-3136, or any future product candidates we may develop. Accordingly, in markets outside the United States, the reimbursement for any product that we commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Palazestrant and OP-3136 are, and any future product candidates we develop will be, subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous non-clinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. We cannot provide any assurance that palazestrant, OP-3136, or any future product candidates we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

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

Following a public consultation that began in 2022, the United Kingdom government has enacted new legislation to overhaul the clinical trials regulatory framework. In April 2025, the UK adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, remove unnecessary administrative burdens on trial sponsors, and protect the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials into closer alignment with the CTR. The amendment became applicable on April 28, 2026 following a one-year transition period. While these changes introduce efficiencies and align with some principles of the CTR, divergence between the United Kingdom and EU regulatory systems remains. Any significant divergence could affect the cost and complexity of conducting clinical trials in the United Kingdom and may impact the acceptability of United Kingdom-based trial data for seeking marketing authorizations in the EU, and vice versa.

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

In addition, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the Pharma Package). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package - comprised of a new directive and regulation to replace existing legislation – aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions; reshape the incentives regime for orphan medicinal products; and expand the Bolar exemption. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates. The new framework is expected to enter into force in 2026 and to be subject to transitional arrangements, with full applications not anticipated before 2028.

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

We use artificial intelligence in certain aspects of our business, and challenges with properly managing its use could adversely affect our business.

Our employees and personnel use artificial intelligence (AI), including generative AI, agentic AI and machine learning technologies to perform their work, and the disclosure and use of personal information in such technologies is subject to various privacy laws and other obligations. We incorporate AI technologies into certain aspects of our business, and applications of AI may become important in our operations over time. There are risks involved in developing and deploying AI, and there can be no assurance that the use of AI will enhance the development of our product candidates or be beneficial to our business, including our efficiency or profitability. Our competitors or other third parties may incorporate AI into their businesses more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. If we are unable to effectively use AI, it could make our business less efficient and result in competitive disadvantages.

Furthermore, governments have proposed, enacted, or are considering additional laws regulating AI, such as the EU AI Act and, in the U.S., the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. It remains uncertain how these and other laws will apply to AI-generated content and related activities. Our use of AI technologies could result in additional compliance costs, regulatory investigations and actions, and lawsuits, or other legal liability, ethical concerns, negative consumer perceptions as to AI, or other complications that could adversely affect our business, reputation, or financial results.

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

As of March 31, 2026, we had 137 full-time employees, consisting of clinical, research, operations, regulatory, and administrative personnel. 40 of our employees hold Ph.D. or M.D. degrees. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, the agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could significantly harm our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could significantly harm our business, financial condition, and prospects.

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors could have the freedom to seek regulatory approval of, and to market, products identical to ours. This could significantly harm our competitive position, business, financial condition, and prospects.

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

We have limited control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EU or other foreign regulatory requirements, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, competent authorities of EU Member States or a comparable foreign regulatory authority does not approve these facilities for the manufacture of palazestrant or OP-3136, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market palazestrant or OP-3136, if approved. We, or our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, competent authorities of EU Member States, or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU Member States, or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of palazestrant, OP-3136, or other drugs necessary for the development or commercialization of palazestrant and significantly harm our business, financial condition, results of operations, and prospects.

Furthermore, if the third-party providers of therapies or therapies in development used in combination with palazestrant or OP-3136 are unable to produce sufficient quantities for clinical trials or for commercialization of palazestrant or OP-3136, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations, and prospects. For example, for our Phase 3 clinical trial of palazestrant in combination with ribociclib in ER+/HER2- frontline advanced or metastatic breast cancer, we entered into a Clinical Trial Collaboration and Supply Agreement (the 2024 Novartis Agreement), pursuant to which Novartis is manufacturing and supplying ribociclib. If Novartis is unable to timely manufacture or supply ribociclib, or if the 2024 Novartis Agreement terminates and we are unable to obtain ribociclib on comparable terms, our Phase 3 clinical trial may be delayed and our costs to conduct this trial may increase significantly. Either of these outcomes would materially harm our business, financial condition, results of operations, and prospects.

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

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2024 to May 8, 2026 has ranged from a low of $3.06 to a high of $35.83. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

As of May 7, 2026, we had 87,347,471 shares of common stock and pre-funded warrants to purchase up to 13,594,149 shares of common stock outstanding (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations). Refer to Notes 2 and 12 of our notes to the condensed consolidated financial statements contained in this Quarterly Report for further information regarding the pre-funded warrants. Shares issued upon the exercise of any such pre-funded warrants as well as stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

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

Item 5. Other Information.

Trading Plans or Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Name	Position	Action	Date of Adoption/ Termination	Type of Trading Arrangement		Expiration Date	Total Shares of Common Stock to be Sold***
				Rule 10b5-1*	Non-Rule 10b5-1**
Sean Bohen, M.D., Ph.D.	President and Chief Executive Officer	Adoption	March 3, 2026	X		June 8, 2027	Up to 705,000

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

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8‑K	001‑39712	3.1	11/23/2020
3.2	Amended and Restated Bylaws.	8‑K	001‑39712	3.1	12/16/2022
10.1¥	Third Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, dated January 11, 2026.	10-K	001‑39712	10.29	3/16/2026
10.2	Separation and Consulting Agreement by and between the Company and Shane Kovacs.	8-K	001‑39712	10.1	1/30/2026
10.3*	Olema Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy.
10.4*¥	Lease Agreement, dated April 27, 2026, between KR Oyster Point II, LLC and Olema Pharmaceuticals, Inc.
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

† The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.

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

Olema Pharmaceuticals, Inc.

Date: May 12, 2026	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)