Form 10-Q
period 2026-06-30
Olema Pharmaceuticals, Inc.
filed 2026-08-10
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the number of outstanding shares of the Registrant’s common stock was 87,497,607. This number does not include 13,594,149 shares of common stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations) (See Notes 2 and 12 to Registrant's condensed consolidated financial statements).

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$48,599	$48,301
Marketable securities	412,471	457,136
Prepaid expenses and other current assets	8,806	10,015
Total current assets	469,876	515,452
Operating lease right-of-use assets	638	1,146
Other assets and long-term deposits	16,064	16,832
Total assets	$486,578	$533,430

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,667	$9,253
Operating lease liabilities, current	660	1,124
Other current liabilities	50,687	41,425
Total current liabilities	53,014	51,802
Operating lease liabilities, net of current portion	—	69
Long-term borrowing	3,000	3,000
Total liabilities	56,014	54,871
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 87,452,166 and 81,376,449 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	8	8
Additional paid-in capital	1,145,349	1,075,487
Accumulated other comprehensive (loss) income	(947)	621
Accumulated deficit	(713,846)	(597,557)
Total stockholders’ equity	430,564	478,559
Total liabilities and stockholders’ equity	$486,578	$533,430

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$57,785	$43,902	$107,017	$74,526
General and administrative	9,394	3,962	18,148	8,211
Total operating expenses	67,179	47,864	125,165	82,737
Loss from operations	(67,179)	(47,864)	(125,165)	(82,737)
Other income:
Interest income	4,507	4,042	9,283	8,566
Other (loss) income	(528)	38	(407)	(2)
Total other income	3,979	4,080	8,876	8,564
Net loss	$(63,200)	$(43,784)	$(116,289)	$(74,173)
Net loss per share, basic and diluted	$(0.61)	$(0.51)	$(1.12)	$(0.87)
Weighted average shares used to compute net loss per share, basic and diluted	104,453,732	85,497,426	103,631,483	85,462,021

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(63,200)	$(43,784)	$(116,289)	$(74,173)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(487)	(106)	(1,568)	171
Total comprehensive loss	$(63,687)	$(43,890)	$(117,857)	$(74,002)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except for share amounts)

	Three Months Ended June 30, 2026
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2026	87,332,971	$8	$1,131,576	$(460)	$(650,646)	$480,478
Stock-based compensation expense, including employee stock purchase plan expense			12,903			12,903
Issuance of shares under employee stock purchase plan	62,778		652			652
Exercise of stock options	56,417		218			218
Net unrealized loss on marketable securities				(487)		(487)
Net loss					(63,200)	(63,200)
Balances at June 30, 2026	87,452,166	$8	$1,145,349	$(947)	$(713,846)	$430,564

	Six Months Ended June 30, 2026
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	81,376,449	$8	$1,075,487	$621	$(597,557)	$478,559
Exchange of pre-funded warrants for common stock shares	3,500,000					—
Issuance of shares under at-the-market offering, net of issuance costs of $25	1,712,739		41,918			41,918
Stock-based compensation expense, including employee stock purchase plan expense			23,051			23,051
Exercise of stock options	800,200		4,241			4,241
Issuance of shares under employee stock purchase plan	62,778		652			652
Net unrealized loss on marketable securities				(1,568)		(1,568)
Net loss					(116,289)	(116,289)
Balances at June 30, 2026	87,452,166	$8	$1,145,349	$(947)	$(713,846)	$430,564

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

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(116,289)	$(74,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	221	260
Non-cash lease expense	601	575
Non-cash interest income on marketable securities	(2,494)	(3,814)
Stock-based compensation expense, including employee stock purchase plan expense	23,051	9,070
Change in assets and liabilities:
Prepaid expenses and other current assets	2,672	(1,307)
Other assets and long-term deposits	(768)	(1,738)
Accounts payable	(7,586)	(3,566)
Other current liabilities	9,336	1,451
Operating lease liabilities	(627)	(620)
Net cash used in operating activities	(91,883)	(73,862)
Cash flows from investing activities:
Purchase of equipment	(221)	—
Maturities of marketable securities	163,770	164,869
Purchases of marketable securities	(118,179)	(175,718)
Net cash provided by (used in) investing activities	45,370	(10,849)
Cash flows from financing activities:
Issuance of shares under at-the-market offering, net of issuance costs of $25	41,918	—
Issuance costs for shares issued under private placement	—	(6,514)
Proceeds from exercise of stock options	4,241	470
Proceeds from borrowings under Credit Facility	—	3,000
Proceeds from issuance of common stock under employee stock purchase plan	652	748
Net cash provided by (used in) financing activities	46,811	(2,296)
Net change in cash and cash equivalents	298	(87,007)
Cash and cash equivalents at beginning of period	48,301	139,480
Cash and cash equivalents at end of period	$48,599	$52,473

Supplemental disclosure of non-cash financing activity
Exchange of common stock for pre-funded warrants	-	29,379
Right-of-use asset obtained in exchange for operating lease liabilities	55	896

See accompanying notes to the unaudited condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Nature of the Business and Basis of Presentation

Olema Pharmaceuticals, Inc. (“Olema” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of next-generation targeted therapies for breast cancer and beyond. The Company is advancing a pipeline of novel therapies by leveraging its deep understanding of endocrine-driven cancers, nuclear receptors, and mechanisms of acquired resistance. The Company's wholly-owned, lead product candidate, palazestrant (OP-1250), is a novel, orally-available small molecule with dual activity as both a complete estrogen receptor ("ER") antagonist ("CERAN") and selective ER degrader ("SERD"). In addition to its lead product candidate, Olema is developing OP-3136, a potent KAT6 inhibitor.

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

Liquidity

The Company had $461.1 million of cash, cash equivalents and marketable securities at June 30, 2026, in addition to the available balance under the Loan and Security Agreement dated as of September 5, 2023 (the “Original Loan Agreement”), by and between the Company, as borrower, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”), as amended by the First Amendment to Loan and Security Agreement, dated June 28, 2024 (the "First Amendment"), as further amended by the Second Amendment to Loan and Security Agreement, dated June 27, 2025 (the "Second Amendment"), as further amended by the Third Amendment to Loan and Security Agreement, dated January 11, 2026 (the "Third Amendment"), and as further amended by the Fourth Amendment to Loan and Security Agreement, dated July 1, 2026 (the "Fourth Amendment" and, collectively with the First Amendment, Second Amendment, Third Amendment and the Original Loan Agreement, the "Loan Agreement"). See Note 11, "Long-term Borrowing" for further details. Management believes that the Company’s cash, cash equivalents, marketable securities, and the amounts available under the Loan Agreement will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the filing date of these condensed consolidated financial statements.

Follow-on Public Offering

On November 19, 2025, the Company completed a follow-on public offering pursuant to which it issued and sold 11,500,000 shares of its common stock at a public offering price of $19.00 per share, including 1,500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate net proceeds of $204.8 million, after deducting underwriting discounts and commissions and estimated offering costs.

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

Warrant Exchanges

On November 29, 2024 and January 10, 2025, the Company entered into exchange agreements with certain investors and issued to such investors pre-funded warrants to purchase up to 3,420,000 and 6,070,000 shares of the Company's common stock, respectively, in exchange for an equivalent number of shares of the Company's common stock previously outstanding and held by such investors (the "Exchange Transactions"). The pre-funded warrants were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act. Refer to Note 12, "Pre-funded Warrants" for further details.

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

On January 6, 2025, the Company entered into a sales agreement (the "2025 Sales Agreement") with TD Securities (USA) LLC, ("TD Cowen") as sales agent, pursuant to which the Company was permitted to sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the “2025 ATM Shares”). The 2025 Sales Agreement replaced the prior 2024 Sales Agreement. The sales of the 2025 ATM Shares would be made by any method permitted that is deemed to be an ATM equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. The Company agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any 2025 ATM Shares sold by TD Cowen. On December 11, 2025, the Company entered into Amendment No. 1 to the 2025 Sales Agreement, which increased the maximum aggregate offering price under the 2025 Sales Agreement to $200.0 million. During the six months ended June 30, 2026, the Company issued 1,712,739 of the Company's common stock under the 2025 Sales Agreement at a weighted-average price of $24.92 for net proceeds of $41.9 million after deducting related issuance costs.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, and the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements include the accounts of Olema Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Olema Oncology Australia Pty Ltd and Olema Oncology International Limited. All intercompany balances and transactions have been eliminated upon consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the Company's previously reported financial position, results of operations, comprehensive loss, or cash flows.

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

Use of Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period. Significant areas that require management’s estimates include accruals of research and development expenses, including accrual of research contract costs, stock-based compensation assumptions, including the fair value of equity awards. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or fewer at the date of purchase. Cash deposits are all in reputable financial institutions in the United States as of June 30, 2026, and December 31, 2025. Cash and cash equivalents primarily consisted of cash on deposit with U.S. banks, including the Company’s bank accounts for its foreign subsidiaries, denominated in U.S. dollars and foreign currencies, and investments in interest-bearing money market funds.

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

Leases

Under Accounting Standards Update ("ASU") 2016-02, Leases, Topic 842, ("Topic 842"), lessees are required to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed consolidated statements of operations and comprehensive loss.

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

The Company elected to not apply the recognition requirements of Topic 842 to short-term leases with terms of 12 months or less. Refer to Note 9, "Leases" for further details.

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

Pre-funded Warrants

The Company issued pre-funded warrants in connection with the 2024 Private Placement and the Exchange Transactions executed in November 2024 and January 2025. Refer to Note 12, "Pre-funded Warrants" for further details.

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

Segment Reporting

The Company operates as a single operating and reportable segment. The Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM reviews the Company’s financial information on a consolidated basis for purposes of assessing financial performance, making operating decisions, and allocating resources. The CODM uses consolidated net loss, as determined in accordance with U.S. GAAP and reported in the Company’s condensed consolidated statements of operations, as the measure of segment profit or loss. The measure of segment assets is reported in the Company's condensed consolidated balance sheet as total consolidated assets. In assessing segment performance and allocating resources, the CODM also reviews consolidated functional expenses, including research and development and general and administrative expenses. Other segment items included in consolidated net loss is primarily interest income, which is reflected in the consolidated statements of operations and comprehensive loss.

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting guidance for costs associated with developing or obtaining internal-use software. The ASU eliminates the previous stage-based model (preliminary project stage, application development stage, and post-implementation stage) and replaces it with a principles-based approach that better aligns with modern software development practices, including agile and iterative methodologies. Under the new guidance, entities may begin capitalizing internal-use software development costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU also supersedes the separate guidance on website development costs and incorporates it into the internal-use software framework. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as the beginning of an annual reporting period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting ("ASC 270") and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. ASU 2025-11 is effective for all public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

As of June 30, 2026, and December 31, 2025, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and marketable securities classified as available-for-sale, are categorized in the table below based upon the lowest level of significant input to the valuations:

	June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$11,993	$—	$—	$11,993
Money market funds	36,701	—	—	36,701
Commercial paper	—	81,607	—	81,607
Corporate bonds	—	98,378	—	98,378
U.S. government treasury bills	189,643	—	—	189,643
Government-sponsored enterprise securities	—	42,844	—	42,844
Total	$238,337	$222,829	$—	$461,166

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$16,007	$—	$—	$16,007
Money market funds	30,866	—	—	30,866
Commercial paper	—	102,193	—	102,193
Corporate bonds	—	81,607		81,607
U.S. government treasury bills	233,938	—	—	233,938
Government-sponsored enterprise securities	—	41,029	—	41,029
Total	$280,811	$224,829	$—	$505,640

The amortized cost and fair value of cash equivalents and investments as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$48,694	$—	$—	$48,694
Short-term marketable securities (<12 months to maturity)	286,463	48	(438)	286,073
Long-term marketable securities (>12 months to maturity)	126,935	—	(536)	126,399
Total	$462,092	$48	$(974)	$461,166

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$48,503	$—	$—	$48,503
Short-term marketable securities (<12 months to maturity)	300,243	501	(12)	300,732
Long-term marketable securities (>12 months to maturity)	156,273	160	(28)	156,405
Total	$505,019	$661	$(40)	$505,640

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

There were no marketable securities that had been in a consecutive loss position for more than 12 months as of June 30, 2026. During the six months ended June 30, 2026, the Company did not recognize any other-than-temporary impairment loss. As of June 30, 2026, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

As of June 30, 2026, all of the Company’s cash and cash equivalents primarily consisted of cash on deposit with U.S. banks denominated in U.S. dollars and Australian dollars, and investments in interest-bearing money market funds.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Interest receivable	$2,849	$3,137
Prepaid G&A related costs	2,089	501
Prepaid clinical development costs	1,949	3,190
Prepaid insurance	1,392	1,049
Value added tax receivable	321	1,297
Other prepaid and current assets¹	206	841
Total	$8,806	$10,015

¹ Other current assets as of December 31, 2025 included a $0.5 million tax refund receivable from the Australian Taxation Office related to the 2025 calendar year, which was received in February 2026.

5.
Other Assets and Long-Term Deposits

Other assets and long-term deposits consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Clinical development project deposits	$14,303	$15,202
Internal-use software	784	892
Office lease deposits	595	464
Property and equipment, net	382	274
Total	$16,064	$16,832

6.
Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued research and development related costs	$42,806	$29,286
Accrued employee bonuses	4,480	8,253
Accrued corporate related costs	2,729	2,737
Accrued payroll related costs	655	1,149
Accrued taxes	17	—
Total	$50,687	$41,425

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

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	June 30,	June 30,
	2026	2025
Risk-free interest rate	3.98%	4.10%
Expected term (in years)	6.02	6.04
Expected volatility	87.82%	78.08%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan, the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	14,429,539	$8.89	7.40	$235,660
Granted	4,417,899	22.87	—	—
Exercised¹	(804,607)	5.40	—	—
Forfeited	(175,868)	10.80	—	—
Outstanding as of June 30, 2026	17,866,963	$12.49	7.58	$68,682

Options vested and exercisable as of June 30, 2026	8,741,851	$9.87	6.11	$41,520
Options expected to vest as of June 30, 2026	9,125,112	$15.00	8.99	$27,162

¹ Exercised amount includes 4,407 shares withheld for taxes and net exercise transactions.

Restricted Stock Units

During the six months ended June 30, 2026, the Company granted RSUs to non-executive employees under the 2020 Plan.

The following table summarizes the RSU activity during the six months ended June 30, 2026:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2025	—	$—
Granted	411,845	25.65
Vested	—	—
Forfeited	(13,172)	25.65
Outstanding as of June 30, 2026	398,673	$25.65

Expected to vest as of June 30, 2026	398,673	$25.65

Market-based Stock Options

On February 2, 2026, the Company granted stock options with market and service conditions under the 2020 Plan. These awards vest upon the achievement of specified stock price targets, subject to continued service. The Company estimated the grant-date fair value of these awards using a Monte Carlo simulation model incorporating the following assumptions:

Risk-free interest rate	4.00%
Expected term (in years)	6.95
Expected volatility	103.54%
Expected dividend yield	—

The following table summarizes the market-based stock options activity during the six months ended June 30, 2026:

	Number of Shares	Grant Date Fair Value	Weighted Average Remaining Contractual Term
			(in years)
Outstanding as of December 31, 2025	—	$—	—
Granted	668,750	25.65	9.60
Exercised	—
Forfeited	—
Outstanding as of June 30, 2026	668,750	$25.65	9.60

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

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.4 million and $0.2 million for the three-month periods ended June 30, 2026 and 2025, and $0.7 million and $0.4 million for the six-month periods ended June 30, 2026 and 2025, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the ESPP and the 2022 Inducement Plan was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$8,891	$3,709	$15,462	$7,010
General and administrative	4,012	983	7,589	2,060
Total	$12,903	$4,692	$23,051	$9,070

8.
Net Loss Per Common Share

Net Loss Per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(63,200)	$(43,784)	$(116,289)	$(74,173)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted *	104,453,732	85,497,426	103,631,483	85,462,021
Net loss per share, basic and diluted	$(0.61)	$(0.51)	$(1.12)	$(0.87)

* Reflects the weighted average effect of the pre-funded warrants on the calculation of basic and diluted net loss per share.

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Six Months Ended June 30,
	2026	2025
Options to purchase common stock	17,866,963	15,174,024
Unvested market-based stock options outstanding	668,750	—
Unvested restricted stock units outstanding	398,673	—
	18,934,386	15,174,024

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

On April 27, 2026, the Company entered into a lease agreement with KR Oyster Point II, LLC to lease an aggregate of approximately 38,176 square feet of office and laboratory space to serve as the Company's new corporate headquarters (the “Oyster Point Lease Agreement”), consisting of approximately 25,048 square feet on the fourth floor (“Phase I”) and approximately 13,128 square feet on the fifth floor (“Phase II”). The Oyster Point Lease Agreement has an initial term of seven years, with Phase I expected to commence on or about

September 15, 2026 and Phase II expected to commence on or about December 1, 2026, in each case upon the earlier of the Company’s first use of the applicable space or the landlord’s delivery of possession of such space in the condition required under the lease. Aggregate base rent over the initial term, net of rent abatement, is approximately $18.5 million, consisting of approximately $12.4 million related to Phase I and approximately $6.1 million related to Phase II. The Company is also required to provide a cash security deposit of approximately $0.4 million and to pay its pro rata share of operating expenses, taxes, assessments and fees. The Oyster Point Lease Agreement provides the Company with a one-time option to terminate the lease at the end of the 60th full calendar month of the initial term, subject to, among other requirements, payment of a termination fee of approximately $1.7 million. The Company also has an option to extend the lease term for one additional five-year period and a right of first offer to lease certain additional space. The Company will account for the Oyster Point Lease Agreement under ASC 842 at the respective lease commencement dates. As of June 30, 2026, the lease had not commenced and, accordingly, no right-of-use asset or lease liability had been recognized.

On June 2, 2026, the Company entered into a lease agreement with ARE-MA Region No. 75, LLC to lease an aggregate of approximately 16,653 square feet of office space in Watertown, Massachusetts (the "Watertown Lease"). The Watertown Lease Agreement is for a period of 44 months commencing on the target commencement date of January 15, 2027. Aggregate base rent over the initial term, net of rent abatement, is approximately $1.2 million. According to the terms of the Watertown Lease Agreement, the Company delivered to the landlord a security deposit of $0.1 million. The Company is required to pay monthly rent and common area charges. The Company will account for the Watertown Lease under ASC 842 at the respective lease commencement date. As of June 30, 2026, the Watertown Lease had not commenced and, accordingly, no right-of-use asset or lease liability had been recognized.

The following table summarizes total lease expense during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Straight-line operating lease expense	$302	$288	$601	$575
Variable lease expense	105	91	213	184
Short-term lease expense	13	—	13	—
Total operating lease expense	$420	$379	$827	$759

The following table summarizes supplemental cash flow information during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included measurement of lease liabilities:
Lease liability arising from obtaining a right-use-asset	$—	$896	$55	$896
Operating cash flows from operating leases	$313	$311	$625	$620

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of June 30, 2026 (in thousands):

Years Ending
2026 (From July 2026)	$602
2027	69
Total future minimum lease payments	671
Less: Interest	11
Total lease liabilities at present value	660
Lease liabilities, current	660
Lease liabilities, non-current	$—

The following table summarizes the lease term and discount rate as of June 30, 2026 and 2025:

	June 30,
	2026	2025
Weighted-average remaining lease term (years)	0.55	1.51
Weighted-average discount rate	8.50%	9.00%

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

The 2024 Novartis Agreement will terminate on the fifth anniversary of the date on which the first dose of palazestrant is administered to the first study subject. Either party may terminate the 2024 Novartis Agreement for the uncured material breach or insolvency of the other party, for failure to comply with certain anti-corruption obligations, in the event of a change of control of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical studies for the combined therapies due to the existence of a material safety issue, if the parties jointly decide that the Olema Combination is not achieving sufficiently superior levels of efficacy, if any regulatory authority action prevents a party (or the letrozole supplier) from supplying its product, in the event of an unresolved force majeure event, or in certain circumstances for an unresolved clinical hold with respect to ribociclib, palazestrant or letrozole (or the combination of ribociclib and palazestrant or ribociclib and letrozole). In addition, Novartis may terminate the 2024 Novartis Agreement if the Company had failed to commence the OPERA-02 trial on or prior to March 31, 2026 or if the Company consummates an Olema Compound Transaction. The Company may terminate the 2024 Novartis Agreement if the Company terminates the OPERA-02 trial other than due to a material safety issue, efficacy issue, regulatory action or upon a clinical hold.

Costs incurred in connection with the 2024 Novartis Agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025.

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

Costs associated with research activities performed under the 2020 Novartis Agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, with any reimbursable costs from Novartis reflected as a reduction of such expenses. The Company had previously incurred the full agreed-upon reimbursement amount.

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

The 2025 Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection with the 2025 Pfizer Agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026.

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection with the Pfizer Agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025.

2026 Clinical Trial Collaboration and Supply Agreement with Bayer

In May 2026, the Company entered into a new clinical trial collaboration and supply agreement with Bayer Consumer Care AG ("Bayer") (the "2026 Bayer Agreement") to evaluate, in a Phase 1b/2 study, the safety, tolerability, and preliminary anti-tumor activity of OP-3136 in combination with NUBEQA® (darolutamide), Bayer’s androgen receptor inhibitor, in approximately 36 patients with metastatic castration-resistant prostate cancer. The clinical trial is expected to initiate in the fourth quarter of 2026.

Under the 2026 Bayer Agreement, Bayer will supply NUBEQA® for use in the clinical trial, and the Company will sponsor and conduct the study. The parties have granted each other a non-exclusive, royalty-free license under certain of their respective patent rights solely to the extent reasonably necessary to conduct the clinical trial and related research and development activities under the collaboration. Inventions and data generated through the conduct of the clinical trial relating to the combined use of OP-3136 and NUBEQA® will be jointly owned by the parties. The Company is responsible for manufacturing, packaging and labeling OP-3136, as well as packaging and labeling NUBEQA®, while Bayer is responsible for manufacturing and supplying NUBEQA® in quantities reasonably required for the clinical trial.

The 2026 Bayer Agreement may be terminated by either party under certain circumstances, including for an uncured material breach, patient safety concerns, clinically significant drug-drug interactions, certain regulatory actions, or a decision to discontinue development of the applicable compound or combination for medical, scientific or legal reasons. In addition, Bayer may terminate the 2026 Bayer Agreement if it reasonably believes NUBEQA® is being used unsafely in the clinical trial or if its underlying supply agreement terminates and it is no longer able to supply NUBEQA®. Upon expiration or termination of the 2026 Bayer Agreement, the Company is required to return or destroy any unused NUBEQA® in accordance with Bayer's instructions.

The 2026 Bayer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. There were no costs incurred in connection with the 2026 Bayer Agreement for the three and six months ended June 30, 2026.

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

Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as research and development expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be accrued as a provision to cost of sales in the period when achievement of respective milestone target is probable. As of June 30, 2026, the Company has incurred $23 million in upfront and clinical development milestone payments under the Aurigene Agreement.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of June 30, 2026, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 30, 2026, the Company had not incurred any material costs as a result of such indemnifications.

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

On January 11, 2026, the Company entered into the Third Amendment, which, among other things, (i) extended the draw period of Term Loan A to January 31, 2027, (ii) extended the draw period of Term Loan B to January 31, 2027, (iii) extended the draw period of Term Loan C to January 31, 2027, and (iv) extended the maturity date to January 1, 2029 ("Maturity Date"). Based on the occurrence of specified (a) development milestones related to the pivotal Phase 3 OPERA-01 clinical trial of palazestrant or (b) receipt of proceeds from capital financing, the draw period of Term Loan B and Term Loan C may be further extended to July 31, 2027, and the Maturity Date may be further extended to July 1, 2029.

On July 1, 2026, the Company entered into the Fourth Amendment, which, among other things, added Olema Oncology International Limited as a secured guarantor under the Loan Agreement.

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

As of June 30, 2026, the Company had drawn $3.0 million from the Credit Facility which was recorded at cost and presented as long-term borrowing on the consolidated balance sheet. The interest expense amounted to $0.1 million for the six months ended June 30, 2026, which was included in other income on the condensed consolidated statement of operations and comprehensive loss. As of June 30, 2026, the carrying amount of the borrowing approximated fair value, as the interest rate is variable and resets periodically based on market rates.

12.
Pre-Funded Warrants

The Company accounts for the pre-funded warrants as a freestanding equity-linked financial instrument that met the criteria for equity classification pursuant to ASC 480 and ASC 815. Accordingly, the Company recorded the pre-funded warrants as a component of stockholders' equity within additional paid-in capital. During the six months ended June 30, 2026, partial pre-funded warrants were exercised in exchange for 3.5 million shares of the Company's common shares. The following table summarizes the pre-funded warrants issued and outstanding as of June 30, 2026:

Issued Year	Expiration Date	Exercise Price	Number of Warrants Outstanding
2024 (Private Placement)	None	$0.0001	4,104,149
2024 (Warrant Exchange Agreement)	None	0.0001	3,420,000
2025 (Warrant Exchange Agreement)	None	0.0001	6,070,000
			13,594,149

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

In November 2023, we initiated OPERA-01, our pivotal Phase 3 clinical trial of palazestrant as a monotherapy in second/third-line ER+/HER2- MBC. We have completed enrollment and anticipate top-line results for this trial in the first quarter of 2027, expect to submit the new drug application (NDA) in 2027, and, if successful, anticipate potential U.S. Food and Drug Administration (FDA) approval and commercial launch in 2028.

In addition, we are investigating palazestrant in multiple Phase 1/2 studies in combination with CDK4/6 inhibitors (palbociclib or ribociclib), a phosphatidylinositol-3-kinase alpha (PI3Ka) inhibitor (alpelisib), with an mTOR inhibitor (everolimus), and a CDK4 inhibitor (atirmociclib). The Phase 1b/2 study investigating palazestrant in combination with atirmociclib has completed enrollment. In October 2025, at the European Society for Medical Oncology (ESMO) Annual Meeting, we presented updated results from the ongoing Phase 1b/2 clinical trial of palazestrant in combination with ribociclib in patients with ER+/HER2- MBC. This data further support our thesis that palazestrant possesses key characteristics to make it a potential backbone endocrine therapy of preference for ER+/HER2- breast cancer, while also supporting the ongoing pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib in frontline ER+/HER2- MBC, called OPERA-02. The execution of OPERA-02 is supported by our clinical trial collaboration and supply agreement with Novartis Pharma AG (Novartis), which was announced in December 2024. Under the terms of the agreement, Novartis is providing Olema with ribociclib drug supply for the OPERA-02 trial, which initiated in 2025 and is currently enrolling patients.

Our second product candidate in clinical development, called OP-3136, is a novel, orally-available small molecule that potently and selectively inhibits KAT6, an epigenetic target that is dysregulated in breast and other cancers. The Investigational New Drug (IND) application for OP-3136 was cleared by the FDA in late 2024 and the Phase 1 study is enrolling patients. In preclinical studies, OP-3136 has demonstrated anti-tumor activity in prostate, ovarian, and non-small cell lung cancer models and is combinable and synergistic with endocrine therapies, including palazestrant and CDK4/6 inhibitors, in breast cancer models. At the American Association for Cancer Research (AACR) Annual Meeting in April 2026, we presented additional preclinical data demonstrating that OP-3136, in combination with palazestrant, exhibited synergistic anti-tumor activity in ER+/HER2- breast cancer models driven by suppression of cell-cycle and estrogen receptor-driven oncogenic signaling.

At the 2026 American Society of Clinical Oncology (ASCO) Annual Meeting, we presented encouraging initial clinical data from the monotherapy arm of the OP-3136 Phase 1 study. These data showed OP-3136 monotherapy was well-tolerated, with no dose-limiting toxicities observed and no discontinuations due to treatment-related adverse events, and showed evidence of anti-tumor activity across multiple solid tumor types at multiple dose levels. We anticipate presenting initial combination data from the Phase 1 clinical study of OP-3136 in combination with fulvestrant or palazestrant in mid-2027. Furthermore, in May 2026, we announced a clinical trial collaboration and supply agreement with Bayer AG (Bayer) to evaluate the safety, tolerability, and preliminary anti-tumor activity OP-3136 in combination with NUBEQA® (darolutamide), Bayer’s androgen receptor inhibitor, in approximately 36 patients with metastatic castration-resistant prostate cancer. This new combination arm in the ongoing OP-3136 Phase 1 study is expected to initiate in the fourth quarter of 2026.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, research and development activities, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting non-clinical studies and clinical trials, and providing general and administrative support for these operations.

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

We have incurred significant operating losses since the commencement of our operations. Our net losses were $116.3 million and $74.2 million for the six months ended June 30, 2026 and 2025, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, make potential milestone payments to our licensors, and continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of June 30, 2026, we had an accumulated deficit of $713.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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
•
expand our operations in the United States and in other geographies; and
•
incur additional legal, accounting, investor relations, and other expenses associated with operating as a public company.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, potential milestone payments to our licensors, and our expenditures on other research and development activities.

We will require substantial additional funding to develop our product candidates and support our continuing operations beyond our current operating plans. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, geopolitical uncertainty, and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic conditions. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts.

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

Operating expenses

Research and development

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal expenses incurred in connection with the discovery and development of our product candidates. To date, our research and development expenses have related primarily to discovery efforts and non-clinical and clinical development of our lead product candidate, palazestrant, as well as OP-3136. Research and development expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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
•
allocated facility-related costs, which include rent, depreciation and maintenance expenses, and other operating costs; and

•
costs to continue to enhance our clinical, operational, financial and information systems and expand our personnel to support ongoing product development and planned future commercialization efforts.

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

While our research and development expenses may fluctuate from period to period, we generally expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance palazestrant, OP-3136, or any future product candidates we may develop into and through non-clinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for palazestrant, OP-3136, or any future product candidates we may develop may be affected by a variety of factors including but not limited to: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability, and commercial viability. We may never succeed in achieving regulatory approval for our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of palazestrant, OP-3136, or any future product candidates we may develop. Clinical and non-clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future non-clinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast whether palazestrant, OP-3136, or any future product candidates we may develop may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Our expenditures on current and future non-clinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs, and timing of non-clinical studies, clinical trials, and development of our product candidates will depend on a variety of factors, including:

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

General and administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expenses, for personnel in executive, finance, accounting, business development, communications and investor relations, commercialization, legal, human resources, information technology (IT), and administrative functions. General and administrative expenses also include costs not otherwise included in research and development expenses, including corporate facility costs, depreciation and other expenses, which include rent and maintenance of facilities and insurance, and professional fees for legal, patent and consulting services.

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

Total other income

Total other income consists of interest income and other income or loss. Interest income primarily consists of interest earned from our cash equivalents and marketable securities. Other income or loss primarily consists of realized and unrealized foreign currency remeasurement gain (loss), interest expense, and other miscellaneous income (expense) not related to operating activities.

Results of operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$57,785	$43,902	$13,883	32%
General and administrative	9,394	3,962	5,432	137%
Total operating expenses	67,179	47,864	19,315	40%
Loss from operations	(67,179)	(47,864)	(19,315)	40%
Other income:
Interest income	4,507	4,042	465	12%
Other (loss) income	(528)	38	(566)	*NM
Total other income	3,979	4,080	(101)	(2)%
Net loss	$(63,200)	$(43,784)	$(19,416)	44%

*NM - Not Meaningful

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands)
CROs and other clinical development related third-party vendor expenses	$29,066	$14,485	$14,581	101%
Compensation and related benefits	12,201	9,399	2,802	30%
Stock-based compensation	8,891	3,709	5,182	140%
Other research and development expenses	7,627	6,309	1,318	21%
Milestone payment owed to Aurigene	—	10,000	(10,000)	(100)%
Total research and development expenses	$57,785	$43,902	$13,883	32%

Research and development expenses for the three months ended June 30, 2026 increased by $13.9 million, or 32%, compared to the same period in 2025. The increase primarily reflects (i) the continued execution of our clinical development strategy, including ongoing activities supporting our pivotal Phase 3 OPERA-01 and OPERA-02 trials for palazestrant, continued advancement of our Phase 1 OP-3136 clinical program, and increased manufacturing and clinical supply activities supporting these programs, and (ii) increased personnel-related costs, including higher non-cash stock-based compensation expense associated with equity awards granted at higher market prices and increased headcount to support our expanding development activities. These increases were partially offset by the $10.0 million milestone expense related to Aurigene that was recognized in the same period in 2025.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2026 increased by $5.4 million, or 137%, compared to the same period in 2025. The increase primarily reflects the continued investment in personnel and corporate infrastructure to support our expanding late-stage clinical development activities and anticipated future commercial operations, including higher non-cash stock-based compensation of $3.0 million associated with equity awards granted at higher market prices, and increased professional fees of $1.8 million.

Other loss

Other loss for the three months ended June 30, 2026 was primarily attributable to unfavorable foreign currency exchange rate fluctuations.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$107,017	$74,526	$32,491	44%
General and administrative	18,148	8,211	9,937	121%
Total operating expenses	125,165	82,737	42,428	51%
Loss from operations	(125,165)	(82,737)	(42,428)	51%
Other income:
Interest income	9,283	8,566	717	8%
Other loss	(407)	(2)	(405)	*NM
Total other income	8,876	8,564	312	4%
Net loss	$(116,289)	$(74,173)	$(42,116)	57%

*NM - Not Meaningful

Research and development expenses

The following table summarizes our research and development expenses by functional area for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands)
CROs and other clinical development related third-party vendor expenses	$52,924	$27,233	$25,691	94%
Compensation and related benefits	23,748	17,808	5,940	33%
Stock-based compensation	15,462	7,010	8,452	121%
Other research and development expenses	14,883	12,475	2,408	19%
Milestone payment owed to Aurigene	—	10,000	(10,000)	(100)%
Total research and development expenses	$107,017	$74,526	$32,491	44%

Research and development expenses for the six months ended June 30, 2026 increased by $32.5 million, or 44%, compared to the same period in 2025. The increase was primarily attributable to (i) the increased spending on clinical development-related activities as we continued to advance palazestrant through late-stage clinical trials and OP-3136 in early-stage clinical studies, as well as (ii) the increased personnel-related costs, including higher non-cash stock-based compensation expense associated with equity awards granted at higher market prices and increased headcount to support our expanding development activities. These increases were partially offset by the absence of $10.0 million of milestone expense related to Aurigene in 2026 that was recognized in the same period in 2025.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2026 increased by $9.9 million, or 121%, compared to the same period in 2025. The increase was primarily attributable to (i) a $5.5 million increase in non-cash stock based compensation expense associated with equity awards granted at higher market prices, (ii) a $2.8 million increase in professional fees associated with build-out of our corporate infrastructure to support the continued growth, and (iii) a $1.1 million increase in payroll related costs related to increased headcount.

Other loss

Other loss for the six months ended June 30, 2026 was primarily attributable to unfavorable foreign currency exchange rate fluctuations.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $116.3 million and $74.2 million for the six months ended June 30, 2026 and 2025, respectively. From our inception through June 30, 2026, we had received aggregate net proceeds of $1.1 billion from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, sale of stock through the Company’s 2020 Employee Stock Purchase Plan (ESPP), and borrowings under our Credit Facility, as defined below.

As of June 30, 2026, we had $461.1 million in cash, cash equivalents and marketable securities and accumulated deficit of $713.8 million.

On September 5, 2023, we entered into a loan and security agreement (the Original Loan Agreement) with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (the Bank), which provided us with an aggregate principal amount of up to $50.0 million (the Original Credit Facility), of which $25.0 million became available in September 2023 (Term Loan A) upon the closing of a private placement and the issuance of our common stock to selected institutional and accredited investors pursuant to a securities purchase agreement, and the remaining $25.0 million could have been made available upon approval of the Bank in its discretion. The Original Credit Facility was scheduled to mature on August 1, 2027. On June 28, 2024, we entered into the First Amendment to Loan and Security Agreement (the First Amendment) with the Bank, which, among other things, (i) increased the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million (the Credit Facility) of which the Term Loan A of $25.0 million was immediately available, an additional $25.0 million became available upon achieving certain milestones related to the execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib (Term Loan B), and an additional $50.0 million which may be made available upon the approval of the Bank in its discretion (Term Loan C), and (ii) extended the maturity date to July 1, 2028. On June 27, 2025, we entered into a Second Amendment to Loan and Security Agreement (the Second Amendment) with the Bank, which, among other things, (i) decreased the interest rate to a floating rate equal to the greater of 6.0% or the prime rate, and (ii) extended the draw period of Term Loan A to January 15, 2026. As of June 30, 2026, we had an outstanding liability of $3.0 million under the Credit Facility, representing the full amount drawn to date. On January 11, 2026, we entered into the Third Amendment to Loan and Security Agreement (the Third Amendment), which, among other things, (i) extended the draw period of Term Loan A to January 31, 2027, (ii) extended the draw period of Term Loan B to January 31, 2027, (iii) extended the draw period of Term Loan C to January 31, 2027, and (iv) extended the Maturity Date to January 1, 2029 (Maturity Date). Based on the occurrence of specified (a) development milestones related to the pivotal Phase 3 OPERA-01 clinical trial of palazestrant or (b) receipt of proceeds from capital financing, the draw period of Term Loan B and Term Loan C may be further extended to July 31, 2027, and the Maturity Date may be further extended to July 1, 2029. On July 1, 2026, the Company entered into the Fourth Amendment to Loan and Security Agreement (the Fourth Amendment, together with the Original Loan Agreement, as amended by the First Amendment, the Second Amendment, and the Third Amendment, the Loan Agreement), which, among other things, added Olema Oncology International Limited as a secured guarantor under the Loan Agreement.

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

On January 6, 2025, we entered into a sales agreement (the Original 2025 Sales Agreement) with TD Securities (USA) LLC (TD Cowen), as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the Original 2025 ATM Shares). The sales of the Original 2025 ATM Shares could be made by any method permitted that is deemed to be an ATM equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any 2025 ATM Shares sold by TD Cowen. On December 11, 2025, we entered into amendment no. 1 to the sales agreement (together with the Original 2025 Sales Agreement, the 2025 Sales Agreement), which increased the maximum aggregate offering price under the ATM program to $200.0 million (the 2025 ATM Shares). During the six months ended June 30, 2026, we issued 1,712,739 shares of our common stock under the 2025 Sales Agreement at a weighted-average price of $24.92 for net proceeds of $41.9 million after deducting related issuance costs.

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

We expect our cash, cash equivalents, and marketable securities as of June 30, 2026, as well as the available balance under the Credit Facility, will enable us to fund our current operating plan through mid-2028. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Refer to Notes 9, 10 and 11 of our notes to the condensed consolidated financial statements contained in this Quarterly Report for further information regarding our material cash requirements. Other than as set forth therein, there have been no material changes outside the ordinary course of business during the six months ended June 30, 2026 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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
•
the costs of scaling manufacturing capabilities to support late-stage development, regulatory submissions and potential commercialization; and
•
the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, our Loan Agreement includes covenants limiting our ability to, among other things, fund future acquisitions, make dividend payments, or obtain additional financing.

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(91,883)	$(73,862)
Net cash provided by (used in) investing activities	45,370	(10,849)
Net cash provided by (used in) financing activities	46,811	(2,296)
Net change in cash and cash equivalents	$298	$(87,007)

Operating activities

Net cash used in operating activities during the six months ended June 30, 2026 consisted primarily of our net loss of $116.3 million, partially offset by $21.4 million of net non-cash adjustments, consisted primarily of $23.1 million of stock-based compensation expense, and by changes in working capital. The increase in other current liabilities of $9.3 million was mainly attributable to the timing of research and developmental expenditures, while the decrease in accounts payable of $7.6 million reflected the timing of vendor invoicing and related payments. The decrease in prepaid expenses and other assets of $2.7 million primarily reflected the timing of payments and a non-cash reclassification related to security deposits.

Net cash used in operating activities during the six months ended June 30, 2025 consisted primarily of our net loss of $74.2 million, non-cash interest income on our marketable securities of $3.8 million and net decrease in operating assets and liabilities of $5.2 million, offset by non-cash charges of $9.3 million. The net loss consisted primarily of $74.5 million in research and development expenses and $8.2 million in general and administrative expenses. The non-cash charges consisted primarily of stock-based compensation expense of $9.1 million, depreciation and amortization expenses of $0.3 million, and non-cash lease expense of less than $0.1 million, net of cash payments of $0.6 million. The net decrease in operating assets and liabilities was primarily due to (i) a decrease of $3.6 million in accounts payable, which is primarily related to timing of invoicing by vendors and related payments, (ii) an increase of other assets and long-term deposits of $1.7 million due to project deposits paid to CROs as we advance OP-3136 and prepare initiation activities for OPERA-02, and (iii) an increase in prepaid expenses and other current assets of $1.3 million. The changes are partially offset by an increase of $1.5 million in accrued and other current liabilities

Investing activities

Net cash provided by investing activities during the six months ended June 30, 2026 was predominantly due to proceeds from maturities of marketable securities, partially offset by purchases of marketable securities and purchases of equipment.

Net cash used in investing activities during the six months ended June 30, 2025 was predominantly due to purchases of marketable securities which were partially offset by maturities of marketable securities.

Financing activities

Net cash provided by financing activities during the six months ended June 30, 2026 consists primarily of $41.9 million of net proceeds from the issuance of shares under the at-the-market offering, $4.2 million of proceeds from the exercise of stock options and $0.7 million of proceeds from the issuance of common stock under the employee stock purchase plan.

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and the disclosure of our contingent liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

During the six months ended June 30, 2026, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2026, there were no material changes to our market risk disclosures reported in our Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do, or that are more effective, safer, or less expensive than palazestrant, OP-3136, or any future product candidates we may develop, our commercial opportunities will be negatively impacted.

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
•
For as long as we qualify as a “smaller reporting company” within the meaning of the Exchange Act, we may take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

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

Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, including a negative return on our cash and cash equivalents, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the geopolitical and macroeconomic environment, generally, including economic and geopolitical uncertainty, market volatility, labor shortages, evolving trade and tariff policies, including related legal challenges, trade tensions, and retaliatory measures by other countries, supply chain disruptions, military conflicts, as well as any related political or economic responses or counter-responses by various global actors, inflationary pressures, monetary supply shifts, increased recession risk, and related financial instability. Advancing the development of palazestrant, OP-3136, and any future product candidates we may develop will require a significant amount of capital, and our existing cash, cash equivalents, and marketable securities will not be sufficient to fund all of the activities that are necessary to complete the development of palazestrant and OP-3136.

We will be required to obtain additional funding through public or private equity offerings, debt financings, collaborations, and licensing arrangements or other sources, which may dilute our stockholders, cause our stock price to decline, or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility, including as a result of geopolitical and macroeconomic events discussed above, could adversely increase our need to access capital and, likewise, adversely impact our ability to access capital as and when needed. For example, inflation rates, particularly in the United States, in recent past increased to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve had previously raised, and may again raise in the future, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of heightening these risks and further increasing economic uncertainty.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date, and have financed our operations principally through sales of our equity securities, including sales of our common stock and pre-funded warrants to purchase our common stock to selected institutional and accredited investors in private placement transactions, at-the-market offerings, our initial public offering and other public offerings and private financings. We have incurred net losses of $63.2 million and $43.8 million for the three months ended June 30, 2026 and 2025, respectively. We had an accumulated deficit of $713.8 million as of June 30, 2026. Our losses have resulted principally from expenses incurred in research and development of palazestrant, OP-3136 and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, palazestrant, and OP-3136 are both in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for palazestrant or OP-3136 in one of our lead indications and proceed to commercializing palazestrant or OP-3136, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for palazestrant in other indications or for OP-3136.

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

In addition, our condensed consolidated financial statements for the six months ended June 30, 2026 and 2025 included elsewhere in this Quarterly Report have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for palazestrant or OP-3136. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long term.

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

On September 5, 2023, we entered into the Original Loan Agreement with the Bank, which provided us with the Original Credit Facility, of which $25.0 million became available in September 2023 as Term Loan A upon the closing of a private placement and the issuance of our common stock to selected institutional and accredited investors pursuant to a securities purchase agreement, and the remaining $25.0 million could have been made available upon approval of the Bank in its discretion. The Original Credit Facility was scheduled to mature on August 1, 2027. On June 28, 2024, we entered into the First Amendment with the Bank, which, among other things, (i) increased the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million of which the Term Loan A of $25.0 million was immediately available, an additional $25.0 million as Term Loan B became available upon achieving certain milestones related to the execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million as Term Loan C which may be made available upon the approval of the Bank in its discretion, and (ii) extended the maturity date to July 1, 2028. On June 27, 2025, we entered into the Second Amendment with the Bank, which, among other things, (i) decreased the interest rate to a floating rate equal to the greater of 6.0% or the prime rate, and (ii) extended the draw period of Term Loan A to January 15, 2026. As of December 31, 2025, we had an outstanding liability of $3.0 million under the Credit Facility, representing the full amount drawn to date. On January 11, 2026, we entered into the Third Amendment, which, among other things, (i) extended the draw period of Term Loan A to January 31, 2027, (ii) extended the draw period of Term Loan B to January 31, 2027, (iii) extended the draw period of Term Loan C to January 31, 2027, and (iv) extended the maturity date to January 1, 2029. Based on the occurrence of specified (a) development milestones related to the pivotal Phase 3 OPERA-01 clinical trial of palazestrant or (b) receipt of proceeds from capital financing, the draw period of Term Loan B and Term Loan C may be further extended to July 31, 2027, and the maturity date (as so extended) may be further extended to July 1, 2029. On July 1, 2026, the Company entered into the Fourth Amendment, which, among other things, added Olema Oncology International Limited as a secured guarantor under the Loan Agreement.

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

We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do, or that are more effective, safer, or less expensive than palazestrant, OP-3136, or any future product candidates we may develop, our commercial opportunities will be negatively impacted.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and requiring substitutions of generic products and/or biosimilars. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our product. Nonetheless, palazestrant, OP-3136, or any future product candidates we may develop may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

We operate in a global economy, which includes utilizing third-party suppliers in countries outside of the United States. The current international trade and regulatory environment is subject to significant ongoing uncertainty. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The U.S. government has announced imposition of substantial tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments, including legal challenges related to such tariffs, have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition, and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Based on this investigation, on April 2, 2026, the U.S. President issued a proclamation imposing up to a 100% tariff on certain patented pharmaceuticals and associated pharmaceutical ingredients. These tariffs will become effective September 29, 2026, unless they are expressly reduced, modified, or terminated.

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

As of June 30, 2026, we had 150 full-time employees, consisting of clinical, research, operations, regulatory, and administrative personnel. 39 of our employees hold Ph.D. or M.D. degrees. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2024 to August 6, 2026 has ranged from a low of $3.06 to a high of $35.83. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

As of August 6, 2026, we had 87,497,607 shares of common stock and pre-funded warrants to purchase up to 13,594,149 shares of common stock outstanding (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations). Refer to Notes 2 and 12 of our notes to the condensed consolidated financial statements contained in this Quarterly Report for further information regarding the pre-funded warrants. Shares issued upon the exercise of any such pre-funded warrants as well as stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

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

For as long as we qualify as a “smaller reporting company” within the meaning of the Exchange Act, we may take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates was less than $700.0 million measured on the last business day of our second fiscal quarter for the year ended December 31, 2025, we qualify as a “smaller reporting company” as defined in the Exchange Act. However, based on the market value of our voting and non-voting common stock held by non-affiliates as of the end of our second fiscal quarter for the year ending December 31, 2026, we expect that we will no longer qualify as a smaller reporting company. For as long as we remain a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (Section 404), presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and presenting reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile. Once we no longer qualify as a smaller reporting company, we will be subject to increased disclosure and compliance obligations. The loss of smaller reporting company status and compliance with such additional obligations may increase our legal, accounting and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote additional time to public company reporting requirements.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K under the Exchange Act.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8‑K	001‑39712	3.1	11/23/2020
3.2	Amended and Restated Bylaws.	8‑K	001‑39712	3.1	12/16/2022
10.1	Olema Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001‑39712	10.3	05/12/2026
10.2¥	Lease Agreement, dated April 27, 2026, between KR Oyster Point II, LLC and Olema Pharmaceuticals, Inc.	10-Q	001‑39712	10.4	05/12/2026
10.3*	Fourth Amendment to Loan and Security Agreement, dated July 1, 2026, between Silicon Valley Bank and Olema Pharmaceuticals, Inc.
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

Olema Pharmaceuticals, Inc.

Date: August 10, 2026	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)