Form 10-Q
period 2026-09-30
Olema Pharmaceuticals, Inc.
filed 2026-11-10
CIK 1750284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the number of outstanding shares of the Registrant’s common stock was 87,606,263. This number does not include 13,594,149 shares of common stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations) (See Notes 2 and 12 to Registrant's condensed consolidated financial statements).

PART I-FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$47,522	$48,301
Marketable securities	366,249	457,136
Prepaid expenses and other current assets	9,654	10,015
Total current assets	423,425	515,452
Operating lease right-of-use assets	349	1,146
Other assets and long-term deposits	17,296	16,832
Total assets	$441,070	$533,430

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,209	$9,253
Operating lease liabilities, current	356	1,124
Other current liabilities	67,668	41,425
Total current liabilities	69,233	51,802
Operating lease liabilities, net of current portion	—	69
Long-term borrowing	3,000	3,000
Total liabilities	72,233	54,871
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025.	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 87,537,824 and 81,376,449 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	8	8
Additional paid-in capital	1,157,865	1,075,487
Accumulated other comprehensive (loss)/income	(1,591)	621
Accumulated deficit	(787,445)	(597,557)
Total stockholders’ equity	368,837	478,559
Total liabilities and stockholders’ equity	$441,070	$533,430

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$67,598	$39,951	$174,615	$114,477
General and administrative	9,927	5,926	28,075	14,137
Total operating expenses	77,525	45,877	202,690	128,614
Loss from operations	(77,525)	(45,877)	(202,690)	(128,614)
Other income:
Interest income	4,054	3,648	13,337	12,214
Other (loss)/income	(128)	12	(535)	10
Total other income	3,926	3,660	12,802	12,224
Net loss	$(73,599)	$(42,217)	$(189,888)	$(116,390)
Net loss per share, basic and diluted	$(0.73)	$(0.49)	$(1.89)	$(1.36)
Weighted average shares used to compute net loss per share, basic and diluted	101,092,706	85,732,221	100,609,258	85,553,078

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(73,599)	$(42,217)	$(189,888)	$(116,390)
Other comprehensive (loss)/income:
Net unrealized (loss)/gain on marketable securities	(644)	212	(2,212)	383
Total comprehensive loss	$(74,243)	$(42,005)	$(192,100)	$(116,007)

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except for share amounts)

	Three Months Ended September 30, 2026
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balances at June 30, 2026	87,452,166	$8	$1,145,349	$(947)	$(713,846)	$430,564
Stock-based compensation expense, including employee stock purchase plan expense	—	—	12,082	—	—	12,082
Exercise of stock options	85,658	—	434	—	—	434
Net unrealized loss on marketable securities	—	—	—	(644)	—	(644)
Net loss	—	—	—	—	(73,599)	(73,599)
Balances at September 30, 2026	87,537,824	$8	$1,157,865	$(1,591)	$(787,445)	$368,837

	Nine Months Ended September 30, 2026
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2025	81,376,449	$8	$1,075,487	$621	$(597,557)	$478,559
Exchange of pre-funded warrants for common stock shares	3,500,000	—	—	—	—	—
Issuance of shares under at-the-market offering, net of issuance costs of $40	1,712,739	—	41,918	—	—	41,918
Stock-based compensation expense, including employee stock purchase plan expense	—	—	35,133	—	—	35,133
Exercise of stock options	885,858	—	4,675	—	—	4,675
Issuance of shares under employee stock purchase plan	62,778	—	652	—	—	652
Net unrealized loss on marketable securities	—	—	—	(2,212)	—	(2,212)
Net loss	—	—	—	—	(189,888)	(189,888)
Balances at September 30, 2026	87,537,824	$8	$1,157,865	$(1,591)	$(787,445)	$368,837

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except for share amounts)

	Three Months Ended September 30, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2025	68,627,886	$7	$854,194	$314	$(509,279)	$345,236
Stock-based compensation expense, including employee stock purchase plan expense	—	—	4,250	—	—	4,250
Exercise of stock options	24,844	—	7	—	—	7
Net unrealized loss on marketable securities	—	—	—	212	—	212
Net loss	—	—	—	—	(42,217)	(42,217)
Balances at September 30, 2025	68,652,730	$7	$858,451	$526	$(551,496)	$307,488

	Nine Months Ended September 30, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2024	74,312,608	$7	$843,920	$143	$(435,106)	$408,964
Stock-based compensation expense, including employee stock purchase plan expense	—	—	13,320	—	—	13,320
Issuance of shares under employee stock purchase plan	206,609	—	748	—	—	748
Exercise of stock options	203,513	—	477	—	—	477
Issuance cost associated with private equity placement	—	—	(14)	—	—	(14)
Exchange of common stock shares for pre-funded warrants	(6,070,000)	—	—	—	—	—
Net unrealized gain on marketable securities	—	—	—	383	—	383
Net loss	—	—	—	—	(116,390)	(116,390)
Balances at September 30, 2025	68,652,730	$7	$858,451	$526	$(551,496)	$307,488

See accompanying notes to the condensed consolidated financial statements.

Olema Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(189,888)	$(116,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	315	303
Non-cash lease expense	899	875
Non-cash interest income on marketable securities	(3,367)	(5,135)
Stock-based compensation expense, including employee stock purchase plan expense	35,133	13,320
Loss on sale of equipment	98	—
Change in assets and liabilities:
Prepaid expenses and other current assets	1,675	(960)
Other assets and long-term deposits	(716)	(5,649)
Accounts payable	(8,044)	(1,175)
Other current liabilities	25,839	7,353
Operating lease liabilities	(939)	(931)
Net cash used in operating activities	(138,995)	(108,389)
Cash flows from investing activities:
Purchase of equipment	(1,121)	—
Proceeds from sale of equipment	50	—
Maturities of marketable securities	260,995	253,794
Purchases of marketable securities	(168,953)	(247,370)
Net cash provided by investing activities	90,971	6,424
Cash flows from financing activities:
Issuance of shares under at-the-market offering, net of issuance costs of $40	41,918	—
Issuance costs for shares issued under private placement	—	(6,514)
Proceeds from exercise of stock options	4,675	511
Proceeds from borrowings under Credit Facility	—	3,000
Proceeds from issuance of common stock under employee stock purchase plan	652	748
Net cash provided by / (used in) financing activities	47,245	(2,255)
Net change in cash and cash equivalents	(779)	(104,220)
Cash and cash equivalents at beginning of period	48,301	139,480
Cash and cash equivalents at end of period	$47,522	$35,260

Supplemental disclosure of non-cash financing activity
Exchange of common stock for pre-funded warrants	$—	$29,379
Right-of-use asset obtained in exchange for operating lease liabilities	55	896
Purchases of property and equipment included in accrued expenses	404	—

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

The Company is located in San Francisco, California and was incorporated in Delaware on August 7, 2006 under the legal name of CombiThera, Inc., and on March 25, 2009, was renamed Olema Pharmaceuticals, Inc. The Company’s principal operations are based in San Francisco, California, and it has operations in Cambridge, Massachusetts. Olema Oncology Australia Pty Ltd, incorporated on January 6, 2021 under the laws of Australia, and Olema Oncology International Limited, incorporated on December 11, 2025 under the laws of Ireland, are wholly-owned subsidiaries of the Company (collectively with Olema Pharmaceuticals, Inc., referred to as “Olema” or the “Company” herein). It operates in one business segment and therefore has only one reportable segment. The Company is subject to risks and uncertainties common to late-stage companies in the biopharmaceutical industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of geopolitical and macroeconomic events discussed in further detail below, the ability to secure additional capital to fund operations, and commercial success of its product candidates. Palazestrant, OP-3136, and any future product candidates the Company may develop will require extensive nonclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

The Company had $413.8 million of cash, cash equivalents, and marketable securities at September 30, 2026, in addition to the available balance under the Loan and Security Agreement dated as of September 5, 2023 (the “Original Loan Agreement”), by and between the Company, as borrower, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”), as amended by the First Amendment to Loan and Security Agreement, dated June 28, 2024 (the "First Amendment"), as further amended by the Second Amendment to Loan and Security Agreement, dated June 27, 2025 (the "Second Amendment"), as further amended by the Third Amendment to Loan and Security Agreement, dated January 11, 2026 (the "Third Amendment"), and as further amended by the Fourth Amendment to Loan and Security Agreement, dated July 1, 2026 (the "Fourth Amendment" and, collectively with the First Amendment, Second Amendment, Third Amendment and the Original Loan Agreement, the "Loan Agreement"). See Note 11, "Long-term Borrowing" for further details. Management believes that the Company’s cash, cash equivalents, marketable securities, and the amounts available under the Loan Agreement will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the filing date of these condensed consolidated financial statements.

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

On January 6, 2025, the Company entered into a sales agreement (the "2025 Sales Agreement") with TD Securities (USA) LLC, ("TD Cowen") as sales agent, pursuant to which the Company was permitted to sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the “2025 ATM Shares”). The 2025 Sales Agreement replaced the prior 2024 Sales Agreement. The sales of the 2025 ATM Shares would be made by any method permitted that is deemed to be an ATM equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. The Company agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any 2025 ATM Shares sold by TD Cowen. On December 11, 2025, the Company entered into Amendment No. 1 to the 2025 Sales Agreement, which increased the maximum aggregate offering price under the 2025 Sales Agreement to $200.0 million. During the nine months ended September 30, 2026, the Company issued 1,712,739 shares of the Company's common stock under the 2025 Sales Agreement at a weighted-average price of $24.92 for net proceeds of $41.9 million after deducting related issuance costs.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or fewer at the date of purchase. Cash deposits are all in reputable financial institutions in the United States as of September 30, 2026, and December 31, 2025. Cash and cash equivalents primarily consisted of cash on deposit with U.S. banks, including the Company’s bank accounts for its foreign subsidiaries, denominated in U.S. dollars and foreign currencies, and investments in interest-bearing money market funds.

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from net loss and are reported as a component of comprehensive loss. Realized gains and losses and credit losses, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. Interest earned on marketable securities is included in interest income.

The Company periodically assesses its available-for-sale marketable securities for credit losses in accordance with ASC 326, Financial Instruments—Credit Losses. For debt securities in an unrealized loss position, the Company first considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis. If either of these criteria are met, the amortized cost basis of such debt securities is written down to fair value through other expense.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, and marketable securities. The Company invests in a variety of financial instruments and, by its policy, limits these financial instruments to high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies, and highly rated banks and corporations, subject to certain concentration limits. The Company’s cash, cash equivalents, and marketable securities are held by financial institutions in the United States that management believes are of high credit quality. Amounts on deposit with individual banking institutions may at times exceed the limits insured by the Federal Deposit Insurance Corporation; however, the Company has not experienced any losses on such deposits.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research, and develop product candidates. These costs are recorded within research and development expenses in the condensed consolidated statements of operations and include personnel expenses, stock-based compensation expenses, allocated general and administrative expenses, and external costs including fees paid to consultants and contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), in connection with nonclinical studies and clinical trials, and other related clinical trial fees, such as for investigator fees, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as either prepaid expenses and other current assets or other assets and long-term deposits. Such amounts are recognized as an expense as the goods are delivered or the related services are performed.

Costs incurred in obtaining technology licenses that do not meet the definition of a business are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

Research Contract Costs and Accruals

The Company has, from time to time, entered into various research and development and other agreements with commercial firms, researchers, universities, and others for provisions of goods and services. These agreements are generally cancelable, and the related costs are recorded as research and development expenses as incurred.

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

The Company estimates the fair value of stock options with time-based vesting on the date of grant utilizing the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the expected volatility of its stock, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. The Company estimates the volatility of its stock based on a weighted average of the volatility of the Company's stock price and that of its peers. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Starting from the period ended September 30, 2026, the Company uses its historical information of stock option exercises to estimate the expected term of the award. Previously, the Company used the simplified approach to estimate the expected term of the award as the mid-point between the vesting date and the contractual term of the option. The risk-free rates for period within the expected term of the option are based on the U.S. Treasury yield curve during the period the options were granted. The expected dividend yield of zero is based on the fact that the Company has never paid dividends and does not expect to pay any cash dividends in the foreseeable future. For awards with graded vesting, in which specified tranches of the options vest on different dates, the

Company uses a single weighted average expected life to value the entire award, which is equal to the average of the weighted average vesting period of the award and the contractual term of the award. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest, including awards with graded vesting. As part of the requirements of ASC 718, the Company has elected to account for forfeitures of stock option grants as they occur.

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

Segment Reporting

The Company operates as a single operating and reportable segment. The Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM reviews the Company’s financial information on a consolidated basis for purposes of assessing financial performance, making operating decisions, and allocating resources. The CODM uses consolidated net loss, as determined in accordance with U.S. GAAP and reported in the Company’s condensed consolidated statements of operations, as the measure of segment profit or loss, primarily by monitoring actual results compared to forecasted results, as well as by reviewing year-over-year results. The measure of segment assets is reported in the Company's condensed consolidated balance sheet as total consolidated assets. In assessing segment performance and allocating resources, the CODM also reviews consolidated functional expenses, including research and development and general and administrative expenses. Other segment items included in consolidated net loss is primarily interest income, which is reflected in the consolidated statements of operations and comprehensive loss.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which clarifies, corrects errors in and makes other improvements to various Topics in the Accounting Standards Codification. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. The Company has evaluated the amendments and does not expect the adoption to have a material impact on the condensed consolidated financial statements or related disclosures.

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

As of September 30, 2026, and December 31, 2025, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and marketable securities classified as available-for-sale, are categorized in the table below based upon the lowest level of significant input to the valuations:

	September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$18,485	$—	$—	$18,485
Money market funds	29,123	—	—	29,123
Commercial paper	—	63,169	—	63,169
Corporate bonds	—	86,140	—	86,140
U.S. government treasury bills	174,289	—	—	174,289
Government-sponsored enterprise securities	—	42,651	—	42,651
Total	$221,897	$191,960	$—	$413,857

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$16,007	$—	$—	$16,007
Money market funds	30,866	—	—	30,866
Commercial paper	—	102,193	—	102,193
Corporate bonds	—	81,607		81,607
U.S. government treasury bills	233,938	—	—	233,938
Government-sponsored enterprise securities	—	41,029	—	41,029
Total	$280,811	$224,829	$—	$505,640

The amortized cost and fair value of cash equivalents and investments as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$47,608	$—	$—	$47,608
Short-term marketable securities (<12 months to maturity)	311,165	3	(949)	310,219
Long-term marketable securities (>12 months to maturity)	56,652	—	(622)	56,030
Total	$415,425	$3	$(1,571)	$413,857

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Financial Assets
Cash and cash equivalents	$48,503	$—	$—	$48,503
Short-term marketable securities (<12 months to maturity)	300,243	501	(12)	300,732
Long-term marketable securities (>12 months to maturity)	156,273	160	(28)	156,405
Total	$505,019	$661	$(40)	$505,640

The Company considers its marketable securities with maturities beyond one year as current assets, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale.

The Company periodically reviews its available-for-sale marketable securities for credit losses in accordance with ASC 326. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses.

There were no marketable securities that had been in a consecutive loss position for more than 12 months as of September 30, 2026. The Company did not recognize any credit-related impairment losses or an allowance for credit losses on its available-for-sale marketable securities during the nine months ended September 30, 2026 and 2025.

As of September 30, 2026, all of the Company’s cash and cash equivalents primarily consisted of cash on deposit with U.S. banks denominated in U.S. dollars, Euro and Australian dollars, and investments in interest-bearing money market funds.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Interest receivable	$3,105	$3,137
Prepaid G&A related costs	2,829	501
Prepaid clinical development costs	2,264	3,190
Prepaid insurance	952	1,049
Value added tax receivable	269	1,297
Other prepaid and current assets¹	235	841
Total	$9,654	$10,015
	—
¹ Other current assets as of December 31, 2025 included a $0.5 million tax refund receivable from the Australian Taxation Office related to the 2025 calendar year, which was received in February 2026.

5.
Other Assets and Long-Term Deposits

Other assets and long-term deposits consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Clinical development project deposits	$14,303	$15,202
Property and equipment, net	1,648	274
Internal-use software	729	892
Office lease deposits	616	464
Total	$17,296	$16,832

6.
Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued research and development related costs	$57,307	$29,286
Accrued employee bonuses	6,813	8,253
Accrued corporate related costs	2,968	2,737
Accrued payroll related costs	580	1,149
Total	$67,668	$41,425

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

In 2022, the Board approved and adopted the Company’s 2022 Inducement Plan (the “2022 Inducement Plan”). Under the 2022 Inducement Plan, initially 2,000,000 shares of common stock were reserved for issuance. In December 2024, the Compensation Committee of the Board approved an increase of an additional 3,000,000 shares of common stock reserved for issuance under the 2022 Inducement Plan, which increase was made effective as of January 1, 2025. In September 2026, the Compensation Committee of the Board approved an increase of an additional 3,000,000 shares of common stock reserved for issuance under the 2022 Inducement Plan, which increase was made effective as of September 1, 2026. The 2022 Inducement Plan permits the grant of options, restricted stock awards, stock appreciation rights, restricted stock unit awards, performance awards, and other awards.

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

Stock Option Valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company lacks company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies in addition to its own historical volatility. Prior to the third quarter of 2026, the Company estimated the expected term of stock options with service-based vesting conditions using the simplified method for awards that qualify as “plain-vanilla” options due to lack of sufficient historical exercise data. Beginning the third quarter of 2026, the Company estimates the expected term based on its historical stock options exercise data. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is 0% since the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The assumptions that the Company used to determine the estimated grant-date fair value of stock options granted to employees and directors under the 2020 Plan and the 2022 Inducement Plan were as follows, presented as a weighted average:

	September 30,	September 30,
	2026	2025
Risk-free interest rate	4.07%	4.08%
Expected term (in years)	5.90	6.04
Expected volatility	87.09%	78.10%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activity under the 2014 Plan, the 2020 Plan and the 2022 Inducement Plan:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	14,429,539	$8.89	7.40	$235,660
Granted	5,538,239	20.47	—	—
Exercised¹	(890,265)	5.35	—	—
Forfeited/Cancelled	(778,672)	10.50	—	—
Outstanding as of September 30, 2026	18,298,841	$12.50	7.30	$30,987

Options vested and exercisable as of September 30, 2026	9,321,399	$9.79	5.69	$20,953
Options expected to vest as of September 30, 2026	8,977,442	$15.32	8.97	$10,034

¹ Exercised amount includes 4,407 shares withheld for taxes and net exercise transactions.

Restricted Stock Units

During the nine months ended September 30, 2026, the Company granted RSUs to non-executive employees under the 2020 Plan.

The following table summarizes the RSU activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2025	—	$—
Granted	411,845	25.65
Vested	—	—
Forfeited	(44,330)	25.65
Outstanding as of September 30, 2026	367,515	$25.65

Expected to vest as of September 30, 2026	367,515	$25.65

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

Risk-free interest rate	4.00%
Expected term (in years)	6.95
Expected volatility	103.54%
Expected dividend yield	—

The following table summarizes the market-based stock options activity during the nine months ended September 30, 2026:

	Number of Shares	Grant Date Fair Value	Weighted Average Remaining Contractual Term
			(in years)
Outstanding as of December 31, 2025	—	$—	—
Granted	668,750	25.65	9.35
Exercised	—	—	—
Forfeited	—	—	—
Outstanding as of September 30, 2026	668,750	$25.65	9.35

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

The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock offered under the ESPP. Stock-based compensation expense related to the ESPP was $0.1 million and $0.1 million for the three-month periods ended September 30, 2026 and 2025, and $0.8 million and $0.5 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards granted under the 2014 Plan, the 2020 Plan, the ESPP and the 2022 Inducement Plan was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$7,693	$2,582	$23,155	$9,592
General and administrative	4,389	1,668	11,978	3,728
Total	$12,082	$4,250	$35,133	$13,320

8.
Net Loss Per Common Share

Net Loss Per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(73,599)	$(42,217)	$(189,888)	$(116,390)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted *	101,092,706	85,732,221	100,609,258	85,553,078
Net loss per share, basic and diluted	$(0.73)	$(0.49)	$(1.89)	$(1.36)

* Reflects the weighted average effect of the pre-funded warrants on the calculation of basic and diluted net loss per share.

The potentially dilutive shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	September 30,
	2026	2025
Options to purchase common stock	18,298,841	15,486,430
Unvested market-based stock options outstanding	668,750	—
Unvested restricted stock units outstanding	367,515	—
Employee stock purchase plan contingently issuable	33,081	52,567
	19,368,187	15,538,997

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

On April 27, 2026, the Company entered into a lease agreement with KR Oyster Point II, LLC to lease an aggregate of approximately 38,176 square feet of office and laboratory space to serve as the Company's new corporate headquarters (the “Oyster Point Lease Agreement”), consisting of approximately 25,048 square feet on the fourth floor (“Phase I”) and approximately 13,128 square feet on the fifth floor (“Phase II”). The Oyster Point Lease Agreement has an initial term of seven years, with commencement upon the earlier of the Company’s first use of the applicable space or the landlord’s delivery of possession of such space in the condition required under the lease. Aggregate base rent over the initial term, net of rent abatement, is approximately $18.5 million, consisting of approximately $12.4 million related to Phase I and approximately $6.1 million related to Phase II. The Company is also required to pay its pro rata share of operating expenses, taxes, assessments and fees. The Company paid to the landlord a security deposit of $0.4 million. The Oyster Point Lease Agreement provides the Company with a one-time option to terminate the lease at the end of the 60th full calendar month of the initial term, subject to, among other requirements, payment of a termination fee of approximately $1.7 million. The Company also has an option to extend the lease term for one additional five-year period and a right of first offer to lease certain additional space. The Company will account for the Oyster Point Lease Agreement under ASC 842 at the respective lease commencement dates. As of September 30, 2026, the lease had not commenced and, accordingly, no right-of-use asset or lease liability had been recognized. The lease subsequently commenced on October 14, 2026, upon receipt of the certificate of occupancy from the applicable governmental authority.

On June 2, 2026, the Company entered into a lease agreement with ARE-MA Region No. 75, LLC to lease an aggregate of approximately 16,653 square feet of office space in Watertown, Massachusetts (the "Watertown Lease"). The Watertown Lease Agreement is for a period of 44 months commencing on the target commencement date of January 15, 2027. Aggregate base rent over the initial term, net of rent abatement, is approximately $1.2 million. According to the terms of the Watertown Lease Agreement, the Company paid to the landlord a security deposit of $0.1 million. The Company is required to pay monthly rent and common area charges. The Company will account for the Watertown Lease under ASC 842 at the respective lease commencement date. As of September 30, 2026, the Watertown Lease had not commenced and, accordingly, no right-of-use asset or lease liability had been recognized.

The following table summarizes total lease expense during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Straight-line operating lease expense	$302	$300	$903	$875
Variable lease expense	91	100	304	284
Short-term lease expense	15	—	28	—
Total operating lease expense	$408	$400	$1,235	$1,159

The following table summarizes supplemental cash flow information during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included measurement of lease liabilities:
Operating cash flows from operating leases	$313	$312	$938	$931
Lease liability arising from obtaining a right-of-use-asset	$—	$—	$55	$896

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of September 30, 2026 (in thousands):

Year Ending December 31,
2026 (From October 2026)	$290
2027	69
Total future minimum lease payments	359
Less: Interest	3
Total lease liabilities at present value	356
Lease liabilities, current	356
Lease liabilities, non-current	$—

The following table summarizes the lease term and discount rate as of September 30, 2026 and 2025:

	September 30,
	2026	2025
Weighted-average remaining lease term (years)	0.31	1.26
Weighted-average discount rate	8.50%	9.00%

10.
Commitments and Contingencies

2024 Novartis Agreement

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

The 2024 Novartis Agreement will terminate on the fifth anniversary of the date on which the first dose of palazestrant is administered to the first study subject. Either party may terminate the 2024 Novartis Agreement for the uncured material breach or insolvency of the other party, for failure to comply with certain anti-corruption obligations, in the event of a change of control of the other party, if it reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the clinical studies for the combined therapies due to the existence of a material safety issue, if the parties jointly decide that the Olema Combination is not achieving sufficiently superior levels of efficacy, if any regulatory authority action prevents a party (or the letrozole supplier) from supplying its product, in the event of an unresolved force majeure event, or in certain circumstances for an unresolved clinical hold with respect to ribociclib, palazestrant or letrozole (or the combination of ribociclib and palazestrant or ribociclib and letrozole). In addition, Novartis may terminate the 2024 Novartis Agreement if the Company had failed to commence the OPERA-02 trial on or prior to March 31, 2026 or if the Company consummates an Olema Compound Transaction. The Company may terminate the 2024 Novartis Agreement if the Company terminates the OPERA-02 trial other than due to a material safety issue, efficacy issue, regulatory action, or upon a clinical hold.

Costs incurred in connection with the 2024 Novartis Agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025.

2020 Novartis Agreement

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

Costs associated with research activities performed under the 2020 Novartis Agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, with any reimbursable costs from Novartis reflected as a reduction of such expenses. The Company had previously incurred the full agreed-upon reimbursement amount.

2025 Pfizer Agreement

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

The 2025 Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection with the 2025 Pfizer Agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026.

2020 Pfizer Agreement

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

The Pfizer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. Costs incurred in connection with the Pfizer Agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025.

2026 Bayer Agreement

In May 2026, the Company entered into a clinical trial collaboration and supply agreement with Bayer Consumer Care AG ("Bayer") (the "2026 Bayer Agreement") to evaluate, in a Phase 1b/2 study, the safety, tolerability, and preliminary anti-tumor activity of OP-3136 in combination with NUBEQA® (darolutamide), Bayer’s androgen receptor inhibitor, in approximately 36 patients with metastatic castration-resistant prostate cancer. The clinical trial is expected to initiate in the fourth quarter of 2026.

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

The 2026 Bayer Agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds. There were no costs incurred in connection with the 2026 Bayer Agreement for the three and nine months ended September 30, 2026.

2022 License Agreement with Aurigene

In June 2022, the Company entered into an exclusive global license agreement with Aurigene Discovery Technologies Limited (“Aurigene”) to research, develop and commercialize novel small molecule inhibitors of an undisclosed oncology target (“the Aurigene Agreement”). Under the Aurigene Agreement, Aurigene has provided to us an exclusive license to Aurigene's rights to patents and applications related to our KAT6 inhibitor program. We co-own with Aurigene a patent-family related to OP-3136.

Under the terms of the Aurigene Agreement, Aurigene provided to the Company an exclusive license to its portfolio of novel small molecule inhibitors of the target. Financial terms of the Aurigene Agreement included an $8.0 million upfront payment for rights to the pre-existing Aurigene KAT6 program and potential future milestone payments of up to $60.0 million in clinical development and regulatory milestones, and up to $370.0 million in commercial milestones. Aurigene is also eligible to receive royalties on product sales, if any, ranging from mid-single digits to the low double digits as a percentage of such sales. During the research term, the Company contributes funding to Aurigene to facilitate Aurigene’s ongoing discovery efforts. The Company and Aurigene jointly direct further preclinical work and, if successful, the Company will lead clinical development as well as regulatory and commercial activities. The Company and Aurigene jointly own collaboration compounds and rights to any inventions made during the research term.

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

Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as research and development expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be accrued as a provision to cost of sales in the period when achievement of respective milestone target is probable. As of September 30, 2026, the Company has incurred $23 million in upfront and clinical development milestone payments under the Aurigene Agreement.

Management Services Agreements

The Company conducts research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has contractual arrangements in the normal course of business with these parties, however, the contracts with these parties are cancelable generally on reasonable notice within one year and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of September 30, 2026, the Company did not have material contractual commitments with respect to these arrangements.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 30, 2026, the Company had not incurred any material costs as a result of such indemnifications.

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

As of September 30, 2026, the Company had drawn $3.0 million from the Credit Facility which was recorded at cost and presented as long-term borrowing on the consolidated balance sheet. The interest expense amounted to $0.2 million for the nine months ended September 30, 2026, which was included in other income on the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2026, the carrying amount of the borrowing approximated fair value, as the interest rate is variable and resets periodically based on market rates.

12.
Pre-Funded Warrants

The Company accounts for the pre-funded warrants as a freestanding equity-linked financial instrument that met the criteria for equity classification pursuant to ASC 480 and ASC 815. Accordingly, the Company recorded the pre-funded warrants as a component of stockholders' equity within additional paid-in capital. During the nine months ended September 30, 2026, partial pre-funded warrants were exercised in exchange for 3.5 million shares of the Company's common shares. The following table summarizes the pre-funded warrants issued and outstanding as of September 30, 2026:

Issued Year	Expiration Date	Exercise Price	Number of Warrants Outstanding
2024 (Private Placement)	None	$0.0001	4,104,149
2024 (Warrant Exchange Agreement)	None	0.0001	3,420,000
2025 (Warrant Exchange Agreement)	None	0.0001	6,070,000
			13,594,149

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10‑Q (Quarterly Report), and the audited financial statements and related notes that are included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (SEC), on March 16, 2026 (Annual Report).

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, and these statements are based on information available to us as of the date of this Quarterly Report. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

In addition, we are investigating palazestrant in multiple Phase 1/2 studies in combination with CDK4/6 inhibitors (palbociclib or ribociclib), a phosphatidylinositol-3-kinase alpha (PI3Ka) inhibitor (alpelisib), with an mTOR inhibitor (everolimus), and a CDK4 inhibitor (atirmociclib). The Phase 1b/2 study investigating palazestrant in combination with atirmociclib has completed enrollment and we expect to present initial data at the San Antonio Breast Cancer Symposium (SABCS) in December 2026. We also expect to present the first clinical data from the Phase 1b/2 study evaluating palazestrant in combination with everolimus at the same conference.

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

Our second product candidate in clinical development, called OP-3136, is a novel, orally-available small molecule that potently and selectively inhibits KAT6, an epigenetic target that is dysregulated in breast and other cancers. The Investigational New Drug (IND) application for OP-3136 was cleared by the FDA in late 2024 and the Phase 1b/2 study is enrolling patients. In nonclinical studies, OP-3136 has demonstrated anti-tumor activity in prostate, ovarian, and non-small cell lung cancer models and is combinable and synergistic with endocrine therapies, including palazestrant and CDK4/6 inhibitors, in breast cancer models. At the American Association for Cancer Research (AACR) Annual Meeting in April 2026, we presented additional nonclinical data demonstrating that OP-3136, in combination with palazestrant, exhibited synergistic anti-tumor activity in ER+/HER2- breast cancer models driven by suppression of cell-cycle and estrogen receptor-driven oncogenic signaling.

At the 2026 American Society of Clinical Oncology (ASCO) Annual Meeting, we presented encouraging initial monotherapy data from Part 1A of the OP-3136 Phase 1b/2 study. These data showed OP-3136 monotherapy was well-tolerated, with no dose-limiting toxicities observed and no discontinuations due to treatment-related adverse events, and showed evidence of anti-tumor activity across multiple solid tumor types at multiple dose levels. We anticipate presenting initial combination data from the Phase 1b/2 clinical study of OP-3136 in combination with fulvestrant at SABCS in December 2026 and additional combination data in mid-2027. Furthermore, in May 2026, we announced a clinical trial collaboration and supply agreement with Bayer Consumer Care AG (Bayer) to evaluate the safety, tolerability, and preliminary anti-tumor activity OP-3136 in combination with NUBEQA® (darolutamide), Bayer’s androgen receptor inhibitor, in approximately 36 patients with metastatic castration-resistant prostate cancer. This new combination arm in the ongoing OP-3136 Phase 1b/2 study is expected to initiate in the fourth quarter of 2026.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, research and development activities, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting nonclinical studies and clinical trials, and providing general and administrative support for these operations.

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

We have incurred significant operating losses since the commencement of our operations. Our net losses were $189.9 million and $116.4 million for the nine months ended September 30, 2026 and 2025, respectively. We expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, make potential milestone payments to our licensors, and continue to operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of September 30, 2026, we had an accumulated deficit of $787.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and other current liabilities.

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
•
continue to enroll patients in the Phase 1b/2 study for OP-3136 and any additional product candidates that we may pursue in the future;
•
seek to discover and develop additional product candidates and further expand our clinical product pipeline;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
continue to scale up external manufacturing capacity with the aim of securing sufficient quantities to meet our capacity requirements for clinical trials and potential commercialization;
•
establish a sales, marketing, and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;
•
develop, maintain, expand, protect, and enforce our intellectual property portfolio, including patents, trade secrets and know how;
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

Global economic and business activities continue to face widespread uncertainty due to the geopolitical and macroeconomic environment, generally, including economic and geopolitical uncertainty, market volatility, labor shortages, evolving trade and tariffs policies, including related legal challenges, trade tensions, and retaliatory measures by other countries, supply chain disruptions, military conflicts, as well as any related political or economic responses or counter-responses by various global actors, inflationary pressures, monetary supply shifts, increased recession risk, and related financial instability. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Any continued or renewed disruption resulting from these factors could negatively impact our business. We continue to monitor the impact of these geopolitical and macroeconomic factors on our results of operations, financial condition, and cash flows.

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

External expenses include:

•
expenses incurred in connection with the discovery efforts and nonclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and contract research organizations (CROs);
•
costs of manufacturing products for use in our nonclinical studies and clinical trials, including payments to contract manufacturing organizations (CMOs), and consultants;
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
•
allocated facility-related costs, which include rent, depreciation and maintenance expenses, and other operating costs; and
•
costs to continue to enhance our clinical, operational, financial, and information systems to support ongoing product development and planned future commercialization efforts.

Internal expenses include employee and personnel-related costs and expenses, including salaries, benefits and stock-based compensation expense for employees and personnel engaged in research and development functions as well as additional team members hired to support ongoing product development and planned future commercialization efforts.

We expense research and development expenses in the periods in which they are incurred. Costs for certain activities, such as manufacturing, nonclinical studies, and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

We typically use our employee, consultant, and infrastructure resources across our development programs. We track outsourced development costs by product candidate or nonclinical program, but we do not allocate personnel costs, other internal costs, or external consultant costs to specific product candidates or nonclinical programs.

While our research and development expenses may fluctuate from period to period, we generally expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance palazestrant, OP-3136, or any future product candidates we may develop into and through nonclinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for palazestrant, OP-3136, or any future product candidates we may develop may be affected by a variety of factors including but not limited to: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability, and commercial viability. We may never succeed in achieving regulatory approval for our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of palazestrant, OP-3136, or any future product candidates we may develop. Clinical and nonclinical development timelines, the probability of success, and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future nonclinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast whether palazestrant, OP-3136, or any future product candidates we may develop may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Our expenditures on current and future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs, and timing of nonclinical studies, clinical trials, and development of our product candidates will depend on a variety of factors, including:

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

General and administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation expenses, for personnel in executive, finance, accounting, business development, communications and investor relations, commercialization, legal, human resources, information technology (IT), and administrative functions. General and administrative expenses also include costs not otherwise included in research and development expenses, including corporate facility costs, depreciation and other expenses, which include rent and maintenance of facilities and insurance, and professional fees for legal, patent and consulting services.

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

Results of operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$67,598	$39,951	$27,647	69%
General and administrative	9,927	5,926	4,001	68%
Total operating expenses	77,525	45,877	31,648	69%
Loss from operations	(77,525)	(45,877)	(31,648)	69%
Other income:
Interest income	4,054	3,648	406	11%
Other (loss) income	(128)	12	(140)	*NM
Total other income	3,926	3,660	266	7%
Net loss	$(73,599)	$(42,217)	$(31,382)	74%

*NM - Not Meaningful

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
CROs and other clinical development related third-party vendor expenses	$37,946	$21,143	$16,803	79%
Compensation and related benefits	13,029	9,624	3,405	35%
Stock-based compensation	7,693	2,582	5,111	198%
Other research and development expenses	8,930	6,602	2,328	35%
Total research and development expenses	$67,598	$39,951	$27,647	69%

Research and development expenses for the three months ended September 30, 2026 increased by $27.6 million, or 69%, compared to the same period in 2025. The increase primarily reflects (i) increased patient enrollment in our pivotal Phase 3 OPERA-01 and OPERA-02 clinical trials for palazestrant, continued advancement of our Phase 1b/2 OP-3136 clinical program, and increased manufacturing and clinical supply activities supporting these programs, and (ii) higher personnel-related costs, including increased non-cash stock-based compensation expense associated with equity awards granted at higher market prices and increased headcount.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2026 increased by $4.0 million, or 68%, compared to the same period in 2025. The increase primarily reflects the continued investment in personnel and corporate infrastructure to support our expanding late-stage clinical development activities and early preparations for the potential commercialization of palazestrant, including higher non-cash stock-based compensation of $2.7 million associated with equity awards granted at higher market prices, and increased professional fees of $1.0 million.

Other Income

Other income for the three months ended September 30, 2026 was primarily attributable to higher interest income, partially offset by a loss on sale of equipment and other loss due to unfavorable foreign currency exchange rate fluctuations.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$174,615	$114,477	$60,138	53%
General and administrative	28,075	14,137	13,938	99%
Total operating expenses	202,690	128,614	74,076	58%
Loss from operations	(202,690)	(128,614)	(74,076)	58%
Other income:
Interest income	13,337	12,214	1,123	9%
Other (loss) income	(535)	10	(545)	*NM
Total other income	12,802	12,224	578	5%
Net loss	$(189,888)	$(116,390)	$(73,498)	63%

*NM - Not Meaningful

Research and development expenses

The following table summarizes our research and development expenses by functional area for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
CROs and other clinical development related third-party vendor expenses	$90,870	$48,376	$42,494	88%
Compensation and related benefits	36,777	27,432	9,345	34%
Stock-based compensation	23,155	9,592	13,563	141%
Other research and development expenses	23,813	19,077	4,736	25%
Milestone payment owed to Aurigene	—	10,000	(10,000)	(100)%
Total research and development expenses	$174,615	$114,477	$60,138	53%

Research and development expenses for the nine months ended September 30, 2026 increased by $60.1 million, or 53%, compared to the same period in 2025. The increase primarily reflects (i) increased patient enrollment in our pivotal Phase 3 OPERA-01 and OPERA-02 clinical trials for and Phase 1/2 study of palazestrant, continued advancement of our Phase 1b/2 OP-3136 clinical program, and increased manufacturing and clinical supply activities supporting these programs, and (ii) higher personnel-related costs, including increased non-cash stock-based compensation expense associated with equity awards granted at higher market prices and increased headcount. These increases were partially offset by the absence of $10.0 million of milestone expense related to Aurigene in 2026 that was recognized in the same period in 2025.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2026 increased by $13.9 million, or 99%, compared to the same period in 2025. The increase primarily reflects the continued investment in personnel and corporate infrastructure to support our expanding late-stage clinical development activities, and early preparations for the potential commercialization of palazestrant, including (i) an $8.3 million increase in non-cash stock based compensation expense associated with equity awards granted at higher market prices, (ii) a $3.7 million increase in professional fees associated with the build-out of our corporate infrastructure to support our continued growth, and (iii) a $1.4 million increase in payroll-related costs due to increased headcount.

Other Income

Other income for the nine months ended September 30, 2026 was primarily attributable to higher interest income, partially offset by an increase in other loss due to unfavorable foreign currency exchange rate fluctuations.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $189.9 million and $116.4 million for the nine months ended September 30, 2026 and 2025, respectively. From our inception through September 30, 2026, we had received aggregate net proceeds of $1.1 billion from sales of our common stock, convertible preferred stock and issuance of convertible promissory notes, stock option exercises, sale of stock through the Company’s 2020 Employee Stock Purchase Plan (ESPP), and borrowings under our Credit Facility, as defined below.

As of September 30, 2026, we had $413.8 million in cash, cash equivalents and marketable securities and accumulated deficit of $787.4 million.

On September 5, 2023, we entered into a loan and security agreement (the Original Loan Agreement) with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (the Bank), which provided us with an aggregate principal amount of up to $50.0 million (the Original Credit Facility), of which $25.0 million became available in September 2023 (Term Loan A) upon the closing of a private placement and the issuance of our common stock to selected institutional and accredited investors pursuant to a securities purchase agreement, and the remaining $25.0 million could have been made available upon approval of the Bank in its discretion. The Original Credit Facility was scheduled to mature on August 1, 2027. On June 28, 2024, we entered into the First Amendment to Loan and Security Agreement (the First Amendment) with the Bank, which, among other things, (i) increased the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million (the Credit Facility) of which the Term Loan A of $25.0 million was immediately available, an additional $25.0 million became available upon achieving certain milestones related to the execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib (Term Loan B), and an additional $50.0 million which may be made available upon the approval of the Bank in its discretion (Term Loan C), and (ii) extended the maturity date to July 1, 2028. On June 27, 2025, we entered into a Second Amendment to Loan and Security Agreement (the Second Amendment) with the Bank, which, among other things, (i) decreased the interest rate to a floating rate equal to the greater of 6.0% or the prime rate, and (ii) extended the draw period of Term Loan A to January 15, 2026. As of September 30, 2026, we had an outstanding liability of $3.0 million under the Credit Facility, representing the full amount drawn to date. On

January 11, 2026, we entered into the Third Amendment to Loan and Security Agreement (the Third Amendment), which, among other things, (i) extended the draw period of Term Loan A to January 31, 2027, (ii) extended the draw period of Term Loan B to January 31, 2027, (iii) extended the draw period of Term Loan C to January 31, 2027, and (iv) extended the Maturity Date to January 1, 2029 (Maturity Date). Based on the occurrence of specified (a) development milestones related to the pivotal Phase 3 OPERA-01 clinical trial of palazestrant or (b) receipt of proceeds from capital financing, the draw period of Term Loan B and Term Loan C may be further extended to July 31, 2027, and the Maturity Date may be further extended to July 1, 2029. On July 1, 2026, the Company entered into the Fourth Amendment to Loan and Security Agreement (the Fourth Amendment, together with the Original Loan Agreement, as amended by the First Amendment, the Second Amendment, and the Third Amendment, the Loan Agreement), which, among other things, added Olema Oncology International Limited as a secured guarantor under the Loan Agreement.

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

On January 6, 2025, we entered into a sales agreement (the Original 2025 Sales Agreement) with TD Securities (USA) LLC (TD Cowen), as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $150.0 million (the Original 2025 ATM Shares). The sales of the Original 2025 ATM Shares could be made by any method permitted that is deemed to be an ATM equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any 2025 ATM Shares sold by TD Cowen. On December 11, 2025, we entered into amendment no. 1 to the sales agreement (together with the Original 2025 Sales Agreement, the 2025 Sales Agreement), which increased the maximum aggregate offering price under the ATM program to $200.0 million (the 2025 ATM Shares). During the nine months ended September 30, 2026, we issued 1,712,739 shares of our common stock under the 2025 Sales Agreement at a weighted-average price of $24.92 for net proceeds of $41.9 million after deducting related issuance costs.

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

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of palazestrant, OP-3136, and nonclinical studies. We expect that our research and development and general and administrative costs will increase in connection with conducting additional nonclinical studies and clinical trials for our current and future research programs and product candidates, contracting with CMOs to support nonclinical studies and clinical trials, expanding our intellectual property portfolio, developing our commercialization capabilities, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

Our primary uses of cash are to fund our research and development activities, including with respect to palazestrant, OP-3136, and other nonclinical programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We expect our cash, cash equivalents, and marketable securities as of September 30, 2026, as well as the available balance under the Credit Facility, will enable us to fund our current operating plan through mid-2028. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Refer to Notes 9, 10 and 11 of our notes to the condensed consolidated financial statements contained in this Quarterly Report for further information regarding our material cash requirements. Other than as set forth therein, there have been no material changes outside the ordinary course of business during the nine months ended September 30, 2026 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results, and costs of product discovery, nonclinical studies, and clinical trials;
•
the scope, prioritization, and number of our research and development programs;
•
the costs, timing, and outcome of regulatory review of our product candidates;
•
our ability to establish and maintain collaborations on favorable terms, if at all;
•
the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we enter into;

•
the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under collaboration agreements, if any;
•
the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
•
the extent to which we acquire or in-license other product candidates and technologies;
•
the costs of scaling manufacturing capabilities to support late-stage development, regulatory submissions, and potential commercialization; and
•
the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting nonclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of one or more product candidates that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Cash flows

The following table shows a summary of our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(138,995)	$(108,389)
Net cash provided by investing activities	90,971	6,424
Net cash provided by (used in) financing activities	47,245	(2,255)
Net change in cash and cash equivalents	$(779)	$(104,220)

Operating activities

Net cash used in operating activities during the nine months ended September 30, 2026 consisted primarily of our net loss of $189.9 million, partially offset by $32.1 million of net non-cash adjustments and $18.7 million of changes in working capital. The net non-cash adjustments primarily consisted of $35.1 million of stock-based compensation expense, partially offset by $3.4 million of non-cash interest income on marketable securities.

The increase in other current liabilities of $25.8 million was mainly attributable to the timing of research and developmental expenditures, while the decrease in accounts payable of $8.0 million reflected the timing of vendor invoicing and related payments. The decrease in prepaid expenses and other current assets of $1.7 million primarily reflected the timing of payments, partially offset by an increase in other assets and long-term deposits of $0.7 million.

Net cash used in operating activities during the nine months ended September 30, 2025 consisted primarily of our net loss of $116.4 million, partially offset by $9.4 million of net non-cash adjustments and $1.4 million of changes in working capital. The net non-cash adjustments primarily consisted of $13.3 million of stock-based compensation expense, partially offset by $5.1 million of non-cash interest income on marketable securities. The net decrease in operating assets and liabilities was primarily due to (i) an increase of $5.6 million in other assets and long-term deposits due to project deposits paid to CROs as we advance OP-3136 and OPERA-02, (ii) a decrease of $1.2 million in accounts payable, which was primarily related to the timing of vendor invoicing and related payments, and (iii) an increase in prepaid expenses and other current assets of $1.0 million. These changes were partially offset by an increase of $7.4 million in other current liabilities that was mainly attributable to the timing of research and developmental expenditures.

Investing activities

Net cash provided by investing activities during the nine months ended September 30, 2026 was predominantly due to proceeds from maturities of marketable securities, partially offset by purchases of marketable securities and purchases of equipment.

Net cash provided by investing activities during the nine months ended September 30, 2025 was predominantly due to maturities of marketable securities which were partially offset by purchases of marketable securities.

Financing activities

Net cash provided by financing activities during the nine months ended September 30, 2026 consists primarily of $41.9 million of net proceeds from the issuance of shares under the at-the-market offering, $4.7 million of proceeds from the exercise of stock options, and $0.6 million of proceeds from the issuance of common stock under the employee stock purchase plan.

Net cash used in financing activities during the nine months ended September 30, 2025 was predominantly due to the $6.5 million payment of issuance costs related to the 2024 Private Placement, partially offset by $3.0 million draw down under our Credit Facility, $0.7 million from the sale of our common stock under the ESPP, and $0.5 million from the exercise of stock options.

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

During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2026, there were no material changes to our market risk disclosures reported in our Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
If our information technology systems, our data, or those of the third parties with whom we work are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines; penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; or other adverse consequences.
•
Our success depends on our ability to protect our intellectual property and our proprietary technologies.
•
We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize palazestrant, OP-3136, or future product candidates we may develop and our business, financial condition, results of operations, and prospects could be significantly harmed.
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

We are a clinical-stage biopharmaceutical company, and we have no products approved for commercial sale, have not generated any revenue from product sales, and have incurred losses since inception. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing our lead product candidate, palazestrant, securing related intellectual property rights, conducting nonclinical studies and clinical trials, including conducting multiple Phase 1/2 studies of palazestrant, initiating and conducting Phase 3 clinical trials of palazestrant, conducting nonclinical studies of OP-3136, and conducting a Phase 1b/2 study of OP-3136. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it would be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors and risks frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields. We also may need to transition from a company with a research focus to a company capable of successfully executing drug development activities and supporting commercial operations, if approved. If we do not adequately address these risks and difficulties or successfully make such a transition, our business, financial condition, results of operations, and prospects will be significantly harmed.

We require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce, and/or eliminate one or more of our research and drug development programs of our product candidates or future commercialization efforts.

Developing pharmaceutical products, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses will increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, palazestrant. We anticipate incurring significant costs associated with the development of our lead product candidate, palazestrant, OP-3136, and any future product candidates we may develop. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA), or other regulatory authorities to perform clinical trials or nonclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for palazestrant, OP-3136, or any future product candidates we may develop, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Our estimates as to how long until we are able to commercialize one or more of our product candidates are based on assumptions that may prove to be wrong, and we may require more time and resources than we currently anticipate, and may exhaust our available capital resources before we are able to generate any revenue from product sales. In addition, because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

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

We will be required to obtain additional funding through public or private equity offerings, debt financings, collaborations, licensing arrangements, or other sources, which may dilute our stockholders, cause our stock price to decline, or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility, including as a result of geopolitical and macroeconomic events discussed above, could adversely increase our need to access capital and, likewise, adversely impact our ability to access capital as and when needed. For example, inflation rates, particularly in the United States, increased in recent past to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity, and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve had previously raised, and may again raise in the future, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of heightening these risks and further increasing economic uncertainty. Higher interest rates may also limit our ability to access credit, equity, or other capital markets, or increase our cost of financing in those markets.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date, and have financed our operations principally through sales of our equity securities, including sales of our common stock and pre-funded warrants to purchase our common stock to selected institutional and accredited investors in private placement transactions, at-the-market offerings, our initial public offering and other public offerings and private financings. We have incurred net losses of $73.6 million and $42.2 million for the three months ended September 30, 2026 and 2025, respectively. We had an accumulated deficit of $787.4 million as of September 30, 2026. Our losses have resulted principally from expenses incurred in research and development of palazestrant and OP-3136, management and administrative costs, and other expenses that we have incurred while building our business infrastructure. Both our lead product candidate, palazestrant, and OP-3136 are in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for palazestrant or OP-3136 in one of our lead indications and proceed to commercializing palazestrant or OP-3136, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for palazestrant in other indications or for OP-3136.

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

In addition, our condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 included elsewhere in this Quarterly Report have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for palazestrant or OP-3136. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long term.

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
•
launching and commercializing product candidates for which we obtain marketing approval by establishing a sales force, marketing, medical affairs, and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
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
•
negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations;
•
maintaining, protecting, enforcing, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
•
defending against third-party interference, infringement, or other intellectual property-related claims, if any; and
•
attracting, hiring, and retaining qualified personnel.

Even if palazestrant, OP-3136, or any future product candidates that we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, EMA, or other comparable regulatory authorities to perform clinical trials or nonclinical studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

The terms of the Loan Agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On September 5, 2023, we entered into the Original Loan Agreement with the Bank, which provided us with the Original Credit Facility, of which $25.0 million became available in September 2023 as Term Loan A upon the closing of a private placement and the issuance of our common stock to selected institutional and accredited investors pursuant to a securities purchase agreement, and the remaining $25.0 million could have been made available upon approval of the Bank in its discretion. The Original Credit Facility was scheduled to mature on August 1, 2027. On June 28, 2024, we entered into the First Amendment with the Bank, which, among other things, (i) increased the aggregate principal amount of the Original Credit Facility from up to $50.0 million to up to $100.0 million of which the Term Loan A of $25.0 million was immediately available, an additional $25.0 million as Term Loan B became available upon achieving certain milestones related to the execution of a first-line pivotal Phase 3 clinical trial of palazestrant in combination with ribociclib, and an additional $50.0 million as Term Loan C which may be made available upon the approval of the Bank in its discretion, and (ii) extended the maturity date to July 1, 2028. On June 27, 2025, we entered into the Second Amendment with the Bank, which, among other things, (i) decreased the interest rate to a floating rate equal to the greater of 6.0% or the prime rate, and (ii) extended the draw period of Term Loan A to January 15, 2026. On January 11, 2026, we entered into the Third Amendment, which, among other things, (i) extended the draw period of Term Loan A to January 31, 2027, (ii) extended the draw period of Term Loan B to January 31, 2027, (iii) extended the draw period of Term Loan C to January 31, 2027, and (iv) extended the maturity date to January 1, 2029. Based on the occurrence of specified (a) development milestones related to the pivotal Phase 3 OPERA-01 clinical trial of palazestrant or (b) receipt of proceeds from capital financing, the draw period of Term Loan B and Term Loan C may be further extended to July 31, 2027, and the maturity date (as so extended) may be further extended to July 1, 2029. On July 1, 2026, the Company entered into the Fourth Amendment, which, among other things, added Olema Oncology International Limited as a secured guarantor under the Loan Agreement. As of September 30, 2026, we had an outstanding liability of $3.0 million under the Credit Facility, representing the full amount drawn to date.

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

Our future success is heavily dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize palazestrant, our lead product candidate. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of palazestrant in our ongoing clinical trials in multiple indications. We are investing significant efforts and financial resources in the research and development of palazestrant. Palazestrant will require additional clinical development, evaluation of clinical, nonclinical, and manufacturing activities, marketing approval from regulatory authorities, and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote palazestrant before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. Should our planned clinical development of palazestrant in our lead indications fail to be completed in a timely manner or at all, we will need to rely on our ongoing and planned clinical development of palazestrant in additional indications, which will require more time and resources to obtain regulatory approval and proceed with commercialization and may ultimately be unsuccessful.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical studies and clinical trials of palazestrant, OP-3136, and any future product candidates we may develop may not be predictive of the results of subsequent clinical trials. We have a limited operating history and to date have not demonstrated our ability to complete large-scale clinical trials. We have never submitted an NDA, and may receive a Refusal to File if there are deficiencies that preclude substantive review by FDA.

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. In addition to the safety and efficacy traits of any product candidate, clinical trial failures may result from a multitude of factors, including flaws in trial design, dose selection, placebo effect, and patient enrollment criteria. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to a lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or any potential future collaborator may decide, or regulators may require us, to conduct additional clinical trials or nonclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval.

Our future clinical trials may not be successful. If any of our product candidates is found to be unsafe or lacking efficacy, we will not be able to obtain regulatory approval, and our business, financial condition, results of operations, and prospects may be significantly harmed. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in the composition of the patient populations, adherence to dosing regimens, and other trial protocols and the dropout rate among clinical trial participants. Patients treated with palazestrant, OP-3136, or any future product candidates we may develop may also be undergoing surgical, radiation, and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to palazestrant, OP-3136, or any future product candidates we may develop. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market palazestrant, OP-3136, or any future product candidates we may develop.

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

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA, European Commission, or comparable foreign regulatory authority approval. We cannot guarantee that the FDA or foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit an application seeking approval of palazestrant, OP-3136, or any future product candidates we may develop. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities to support marketing approval, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of palazestrant, OP-3136, or any future product candidates we may develop. Even if regulatory approval is secured for palazestrant or OP-3136, the terms of such approval may limit the scope and use of palazestrant or OP-3136, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, European Commission, or comparable foreign regulatory authorities may significantly change in a manner that results in adverse consequences to us, including by rendering our clinical data insufficient for approval, which may lead to the FDA, European Commission, or comparable foreign regulatory authorities delaying, limiting or denying approval of palazestrant or OP-3136, including any other indication we are seeking for approval under palazestrant or OP-3136.

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

In connection with any future NDA submission for palazestrant, our third-party manufacturers and clinical trial sites will be subject to inspection for compliance with applicable laws and standards. If clinical data integrity is challenged or our manufacturers are found not to be in compliance, any NDA of ours under review may receive a Complete Response Letter rather than approval. Moreover, the FDA may convene an Advisory Committee in connection with review of a palazestrant NDA, and any adverse recommendations from such committee may result in a Complete Response Letter rather than approval. This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market palazestrant or OP-3136, which would significantly harm our business, financial condition, results of operations, and prospects.

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

We have had and may in the future experience delays in clinical trials of palazestrant, OP-3136, or any future product candidates we may develop. Our current or planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including delays related to:

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

We could also encounter delays if a clinical trial is suspended, varied, or terminated by us, by the IRBs or Ethics Committees of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial, or by the FDA, competent authorities of EU Member States, or comparable foreign regulatory authorities. Such authorities may impose such a suspension, variation or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, competent authorities of EU Member States or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs, Ethics Committees, competent authorities of EU Member States for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries, as we currently do and may continue to do for palazestrant, OP-3136, or any future product candidates we may develop, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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
•
unfavorable publicity relating to palazestrant, OP-3136, or similar approved products or product candidates in development by third parties; and
•
the approval of other new therapies for the same indications.

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

We have previously in-licensed product candidates, and we may acquire or in-license potential product candidates in the future, as we continue to build our pipeline. Such arrangements with third parties impose diligence, development and commercialization obligations, milestone payments, royalty payments, indemnification, and other obligations on us. Our obligations to pay milestone, royalty and other payments to our licensor may be substantial, and the amount and timing of such payments may impact our ability to progress the development and commercialization of our product candidates. Our rights to use any licensed intellectual property are subject to the continuation of and our compliance with the terms of any such agreements.

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

From time to time, we have and may in the future publicly disclose preliminary or top-line data from our nonclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing, or may develop products, product candidates, and processes competitive with palazestrant or OP-3136. Any product candidate that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development and may become commercially available in the future for the treatment of conditions for which we are attempting to develop palazestrant and OP-3136. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. In addition, palazestrant, OP-3136, and any product candidate that we may develop in the future may need to compete with off-label drugs used by physicians to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with palazestrant, OP-3136, and any future product candidates we may develop.

In particular, there is intense competition in the field of women’s cancer which we are pursuing. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, government authorities, universities and other research institutions. We also compete with these organizations to recruit management, scientists, and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates.

For example, if we are successful in developing palazestrant, it may compete against existing products and product candidates in development, to the extent any such product candidates are approved, for the treatment of ER+ breast cancer, including fulvestrant, marketed as Faslodex® by AstraZeneca PLC and or any generic equivalents of Faslodex that are marketed or in development; elacestrant, marketed as ORSERDUTM by Stemline Therapeutics Inc.; giredestrant (GDC-9545), being developed by Roche Holding AG/Genentech, Inc.; camizestrant, marketed as ETCAMAH® by AstraZeneca PLC; imlunestrant, marketed as InluriyoTM by Eli Lilly and Co.; vepdegestrant, marketed as VEPPANUTM by Rigel Pharmaceuticals, Inc.; and lasofoxifene, being developed by LeonaBio, Inc. There are also a number of KAT6 inhibitor product candidates in development that may compete with OP-3136 including prifetrastat and PF-08032562, being developed by Pfizer, MEN2312, being developed by Stemline Therapeutics, BG-75202 being developed by BeOne Medicines; IDE574, being developed by IDEAYA Biosciences, Inc.; and PRT13722, being developed by Prelude Therapeutics, Inc.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, receive greater levels of reimbursement, or are less expensive than products we may develop. Our competitors also may obtain marketing approval from the FDA, the European Commission, or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if palazestrant, OP-3136, or any future product candidates we may develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or palazestrant, OP-3136, and any future product candidates we may develop obsolete, less competitive, or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of any product we may develop, if approved, would be adversely affected.

Changes in methods of palazestrant and OP-3136 manufacturing or formulation may result in additional costs or delay.

As palazestrant and OP-3136 progress through nonclinical and clinical trials to potential marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause palazestrant and OP-3136 to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of palazestrant or OP-3136 and jeopardize our ability to commercialize palazestrant or OP-3136, if approved, and generate revenue.

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

Palazestrant and OP-3136 are, and any future product candidates we develop will be, subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing, and distribution of drugs. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain, and subject to unanticipated delays. We cannot provide any assurance that palazestrant, OP-3136, or any future product candidates we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

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

If palazestrant, OP-3136, or any future product candidates we may develop are associated with undesirable side effects or have unexpected characteristics in nonclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay or abandon their development, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete a trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may significantly harm our business, financial condition, results of operations, and prospects.

Patients in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our nonclinical studies or previous clinical trials. Palazestrant, OP-3136, or any future product candidates we may develop, may be used as chronic therapies or be used in pediatric populations, for which safety concerns may be particularly scrutinized by regulatory authorities. In addition, if palazestrant, OP-3136, or any future product candidates we may develop, are used in combination with other therapies, palazestrant, OP-3136, or any future product candidates we may develop may exacerbate adverse events associated with the therapy and it may not be possible to determine whether it was caused by our product or the one with which it was combined. Patients treated with palazestrant, OP-3136, or any future candidates we may develop, may also be undergoing surgical, radiation, and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to palazestrant, OP-3136, or any future product candidates we may develop, but may still impact the success of our clinical trials. Critically ill patients enrolled in our clinical trials have experienced, and may in the future experience, deaths or other adverse medical events due to a variety of factors, including other therapies or medications that such patients may be using, the gravity of such patients’ illnesses or other factors, and it may be difficult to determine the extent to which any particular adverse event or death is attributable to our product candidates, such other therapies or medications, or the patient’s underlying illness.

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

We are conducting international clinical trials and may choose to conduct additional international clinical trials in the future. The acceptance of study data by the FDA, EMA, the European Commission, or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the United States population and United States medical practice; (2) the trials are performed by clinical investigators of recognized competence and pursuant to current GCP requirements; and (3) the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, our international clinical trials are, and any additional international clinical trials will be, subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, the European Commission, or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA, the European Commission, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in palazestrant, OP-3136, or any future product candidates we may develop not receiving approval for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of palazestrant, OP-3136, or any product candidate we develop in the future in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of palazestrant, OP-3136, or any product candidate we develop in the future, in other jurisdictions.

Obtaining and maintaining regulatory approval of palazestrant, OP-3136, or any product candidate we develop in the future, in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA, the European Commission, or other foreign regulatory authority grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion, and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our product is also subject to approval.

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

Any regulatory approvals that we may receive for palazestrant, OP-3136, or any product candidate we develop in the future, will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve palazestrant, which could entail requirements for a medication guide, physician training, and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. In addition, if the FDA, the EU, or applicable foreign regulatory authorities approve palazestrant, OP-3136, or any future product candidates we may develop, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, importation, exportation, and recordkeeping for palazestrant, OP-3136, or any future product candidates we may develop will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EU or other applicable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

The ability of the FDA, EMA, the European Commission, or any applicable foreign regulatory authority to review and approve new products can be affected by a variety of factors, including, government budget and funding levels, ability to hire and retain key personnel, the acceptance and availability of user fee payments, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA, EMA, the European Commission, or any applicable foreign regulatory authority’s ability to perform routine functions. Average review times at the authorities have fluctuated in recent years as a result and may continue to be delayed. In addition, government funding of the SEC and other government authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Any reduction, delay, or interruption in such funding, whether due to recent or future budgetary constraints, could adversely affect our ability to operate our business, comply with applicable regulatory requirements, or access the capital markets.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress has considered, and may continue to consider, legislation to extend or modify the expired ACA subsidies and other measures intended to reduce healthcare costs. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the ACA or our business.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced several agreements with major pharmaceutical companies that require the drug manufacturer to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example, directives to reduce agency workforce, program cuts, directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, imposing tariffs on certain imported pharmaceutical products, and as part of the Make America Healthy Again, Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. The current administration is also pursuing other most-favored-nation drug pricing policies for certain prescription drugs. As part of these initiatives, the current administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing Model (GLOBE) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs, among others. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing operational costs and compliance risks.

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

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. The HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. On January 12, 2025, the HTA Regulation entered into application and has a phased implementation. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and established a framework for joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The HTA Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU and requires them to rely on EU level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States continue to be responsible for assessing nonclinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

Following a public consultation conducted in 2022, the United Kingdom enacted the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025, which came into force on April 28, 2026 following a 12-month implementation period. The amended regulations introduce a more streamlined and risk-proportionate framework for clinical trials, including combined regulatory and ethics review, new routes for lower-risk trials, and additional transparency requirements, while maintaining protections for trial participants and international good clinical practice standards. Although certain elements are consistent with the EU Clinical Trials Regulation, the United Kingdom and EU operate separate clinical trial regulatory systems. This divergence may increase the cost and complexity of conducting multinational trials by requiring sponsors to satisfy separate UK and EU authorization, conduct, safety-reporting, transparency, manufacturing, and labeling requirements. Clinical trial data generated in the United Kingdom may nevertheless be used to support an EU marketing authorization application if the trials comply with applicable good clinical practice and ethical standards and generate reliable and robust data, and corresponding requirements apply when foreign clinical trial data are submitted to the MHRA.

Legislators, policymakers, and healthcare insurance funds in the EU and the United Kingdom may continue to propose and implement cost-containing measures to keep healthcare costs down, particularly due to the financial strain that the COVID-19 pandemic placed on national healthcare systems of European countries. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

On December 11, 2025, the European Parliament and the Council reached a provisional political agreement on the Pharma Package, which comprises a new directive and regulation intended to replace significant portions of the existing EU pharmaceutical framework. The reform encompasses a broad range of measures, including, among other things, changes to regulatory data and market protection periods, intellectual property exemptions intended to facilitate earlier generic and biosimilar market entry, marketing authorization procedures, and measures relating to the availability and supply of medicinal products. Under the agreed framework, medicinal products would generally benefit from eight years of regulatory data protection and one year of market protection, with opportunities to obtain additional market protection if specified conditions are satisfied. The Council formally adopted its first-reading position on September 28, 2026. The legislation remains subject to formal adoption by the European Parliament, following which it will be published in the Official Journal of the European Union. The new framework is expected to enter into force in late 2026 and to be subject to transitional arrangements, with general application not anticipated before 2028. Any reduction in regulatory protection available for our product candidates, together with measures facilitating earlier generic or, where applicable, biosimilar market entry, could increase competition and adversely affect the commercial prospects of any product candidates we are able to commercialize in the EU.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, our development, approval, or commercialization plans may be adversely affected.

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

Our relationships with healthcare professionals, clinical investigators, CROs, and third party payors in connection with our current and future business activities may be subject to federal, state, and foreign healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and privacy and security laws (including health information privacy and security laws), which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens, and diminished profits and future earnings.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of our product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our product for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Outside the United States, interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment. For example, much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in EU Member States. In addition, payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, in some EU Member States agreements with healthcare professionals may be the subject of prior notification and approval by the healthcare professional’s public employer, his or her competent professional organization and/or the national competent regulatory authorities.

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

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve ongoing substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, or comparable foreign programs integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits, and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government-funded healthcare programs.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies, and other obligations related to data privacy and security. Our (or third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the GDPR imposes strict requirements for processing personal data including the collection and use of health data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million British Pounds under the UK GDPR or, in each case, 4% of annual global revenue, whichever is higher; and private litigation related to processing of personal data brought by classes of data subjects and consumer protection organizations authorized at law to represent their interests. Other jurisdictions in which we have in the past and may in the future conduct clinical trials or otherwise operate similarly have laws that apply to personal data and create potential liability for any non-compliance with such obligations.

In the ordinary course of business, we have in the past and may in the future transfer personal data from Europe and other jurisdictions to the United States and other countries. In the United States, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified, or encrypted, which presents particular challenges for companies like ours and impacts our ability to enter into certain agreements and engage in certain data practices.

Europe and other jurisdictions have enacted data localization and data transfer laws. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws are considered ‘inadequate’. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to effect such cross-border transfers of personal data in compliance with the EU GDPR and UK GDPR, such as the European Commission’s ‘Standard Contractual Clauses’, the United Kingdom’s ‘International Data Transfer Agreement / Addendum’, and the EU-U.S. Data Privacy Framework and the UK Extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), all such mechanisms are subject to legal challenges, and there is no assurance that we can always satisfy or rely on these mechanisms to lawfully effect cross-border transfers of personal data where required. If there is no lawful manner for us to effect or be the recipient of cross-border transfers of personal data in compliance with the GDPR, and/or other applicable data privacy and security obligations, or if the requirements for a compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.

Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants and activist groups. Also in Europe, NIS2 regulates resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2 may lead to significant financial penalties.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA)

applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses subject to the CCPA to provide specific disclosures in privacy notices and respond to requests of such individuals to exercise certain privacy rights. The CCPA creates the potential for financial liability and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data and make it difficult to predict the impact of such laws on our business or operations. Aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

We are also bound, and may in the future become bound, by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Moreover, we publish privacy policies and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators and other adverse consequences.

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail, or be perceived to have failed, to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we work may not fully comply with such obligations, which could negatively impact our business, financial condition, results of operations, and prospects.

Any actual or perceived failure by us or the third parties with whom we work to comply with data privacy or security laws, regulations, and other obligations could lead to significant consequences, including but not limited to fines, penalties (including criminal), regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, bans on processing personal data, orders to destroy or not use personal data, interruptions or stoppages in our business operations (including, as relevant, clinical trials), an inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to comply as well as to defend any claim or inquiry, adverse publicity, changes to our business model or operations, and other liabilities. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per-violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations.

In addition to the possibility of fines, lawsuits, regulatory investigations, public censure, other claims and penalties, and significant costs for remediation and damage to our reputation, we could be materially and adversely affected if laws require changes in our data processing practices or if governing bodies interpret their laws in ways that negatively impact our business. Complying with our data privacy and security obligations has caused and may in the future cause us to incur costs and require changes to our business practices and compliance procedures.

We use artificial intelligence in certain aspects of our business, and challenges with properly managing its use could adversely affect our business.

Our employees and personnel as well as those of third parties with whom we work use artificial intelligence (AI), including generative AI, agentic AI and machine learning technologies to perform their work, and the disclosure and use of personal information and other information in such technologies is subject to various privacy laws and other obligations. We incorporate AI technologies into certain aspects of our business, and applications of AI may become important in our operations over time. There are risks involved in developing and deploying AI, and there can be no assurance that the use of AI will enhance the development of our product candidates or be beneficial to our business, including our efficiency or profitability. Our competitors or other third parties may incorporate AI into their businesses more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. If we are unable to effectively use AI, it could make our business less efficient and result in competitive disadvantages.

Furthermore, governments have proposed, enacted, or are considering additional laws regulating AI, such as the EU AI Act and, in the U.S., the Colorado Artificial Intelligence Act, the California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, and monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company's total worldwide annual turnover for the preceding financial year, whichever is higher. We expect other jurisdictions will adopt similar laws. It remains uncertain how these and other laws will apply to AI-generated content and related activities. Our use of AI technologies could result in additional compliance costs, regulatory investigations and actions, lawsuits, and other liabilities, ethical concerns, negative perceptions as to AI, or other complications that could adversely affect our business, reputation, or financial results.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers, and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA or other comparable foreign regulations, provide accurate information to the FDA or other comparable regulatory authorities, comply with federal and state health care fraud and abuse laws and regulations and comparable foreign requirements, accurately report financial information or data or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, or comparable foreign programs, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits, and future earnings and the curtailment or restructuring of our operations.

If we fail to comply with environmental, health and safety laws, and regulations, we could become subject to fines or penalties or incur costs that could significantly harm our business, financial condition, results of operations, or prospects.

We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development, or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

As we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving, or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business.

In addition, our products and activities may be subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm any potential international sales and adversely affect our future revenue, if any. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of any of products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation, or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or product targeted by such regulations, could result in the future in decreased use of our products by, or in our decreased ability to export our products to potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell access to our products would likely significantly harm our business, financial condition, results of operations, and prospects.

Risks related to employee matters, managing our growth and other risks related to our business

Unfavorable U.S. and global macroeconomic and geopolitical conditions could adversely affect our business, financial condition, results of operations, and prospects.

Our business could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets, and adverse geopolitical and macroeconomic developments, including economic uncertainty, market volatility, labor shortages, evolving trade and tariff policies, including related legal challenges, trade tensions, and retaliatory measures by other countries, supply chain disruptions, military conflicts, as well as any related political or economic responses and counter-responses by various global actors, inflationary pressures, monetary supply shifts, increased recession risk, and related financial instability. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical uncertainty and developments, including the events noted above. General business and economic conditions that could affect our business, financial condition, results of operations, and prospects include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have experienced periods of significant increases in the past few years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. A weak or declining economy could also strain our manufacturers and other service providers in our supply chain, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

International trade policies, including tariffs, sanctions, and trade barriers may adversely affect our business, financial condition, results of operations, and prospects.

We operate in a global economy which includes utilizing third-party suppliers in countries outside of the United States. The current international trade and regulatory environment is subject to significant ongoing uncertainty. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The U.S. government has announced imposition of substantial tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments, including legal challenges related to such tariffs, have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition, and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, conducted an investigation under Section 232 of the Trade Act of 1962 to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Based on this investigation, on April 2, 2026, the U.S. President issued a proclamation imposing up to a 100% tariff on certain patented pharmaceuticals and associated pharmaceutical ingredients. These tariffs became effective September 29, 2026 and will continue in effect unless they are expressly reduced, modified, or terminated. On

September 23, 2026, the U.S. Department of Commerce issued guidance to clarify the scope of these tariffs, including creating a process for seeking an exclusion for pharmaceutical products and associated ingredients that meet an urgent U.S. health need. We are continuing to monitor the potential impact of the proclamation, the guidance and any additional enabling regulatory actions on our business.

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

The complexity of announced or future tariffs, including as a result of uncertainty surrounding related legal challenges, may also increase the risk that we or our collaborators, partners, vendors, or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs on or increase the complexity to our business.

Trade disputes, tariffs, restrictions, and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions, as well as of related legal challenges, remains uncertain and could materially and adversely affect our business, financial condition, results of operations, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition, and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this "Risk Factors" section.

Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

To succeed, we must recruit, retain, manage, and motivate qualified clinical, scientific, technical, and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the management, research and development, clinical, financial, and business development expertise of our executive officers, as well as the other members of our scientific and clinical teams.

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

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop, and commercialize palazestrant, OP-3136, or any future product candidates we may develop will be limited and the potential for successfully growing our business will be harmed.

We have never commercialized a product candidate before. If we are unable to establish sales, marketing, or distribution capabilities or enter into agreements with third parties to sell, market, or distribute palazestrant, OP-3136, or any future product candidates we may develop, we may not be able to successfully sell, market, or distribute palazestrant, OP-3136, or any future product candidate we may develop that obtain regulatory approval, if any.

We have never commercialized a product candidate and we currently do not have, and have never had, a sales force, or distribution or marketing capabilities. In order to commercialize any product candidates, if approved, we must build marketing, sales, supply, distribution, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market palazestrant, OP-3136, or any future product candidates we may develop. We may not be successful in accomplishing these required tasks.

Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize palazestrant, OP-3136, or any future product candidates we may develop will be expensive and time-consuming, and will require significant attention of our executive officers to manage. Factors that may affect our ability to commercialize, if approved, palazestrant, OP-3136, or any future product candidates we may develop on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to and educating physicians on the benefits of prescribing or ordering palazestrant, OP-3136, or any future product candidates we may develop and other unforeseen costs associated with creating an independent sales and marketing organization. Any failure or delay in the development of our internal sales, marketing, supply, and distribution capabilities could adversely impact the commercialization of palazestrant, OP-3136, or any future product candidates we may develop that we obtain approval to market, if any, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established supply and distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize palazestrant, OP-3136, or any future product candidates we may develop which may receive regulatory approval or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, if any, either on our own or through collaborations with one or more third parties, we may not generate any revenue from such product candidate or be able to reach or sustain profitability, and we will incur significant additional losses.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining, and motivating additional employees;
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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors, and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors, and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of palazestrant, OP-3136, and any future product candidates we may develop or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

If our information technology systems, our data, or those of the third parties with whom we work are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines; penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; or other adverse consequences.

In the ordinary course of our business, we and the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud, outages, personnel misconduct, and error, as well as other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, would be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, intentional misconduct, human and technological error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software, or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, natural disasters, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Any of the previously identified or similar threats have in the past and could in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, unavailability of, access to or other compromise of our sensitive information or our information technology systems, or those of the third parties with whom we work. Despite the implementation of preventative and detective security measures, there can be no assurance that these measures will be effective.

We are not able to anticipate all types of security incidents, and we cannot implement preventive measures effective against all such security incidents. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to run our business. We could expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. We have in the past and may in the future be subject to security incidents. For instance, we have had company laptops containing corporate information stolen from company offices, though we maintained certain practices, such as encryption and device security practices, to mitigate the risks associated with such events.

Additionally, the loss or other compromise of clinical trial data from completed or future clinical trials could result in delays or revocation of our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture palazestrant, and similar events relating to their information systems could also have a material adverse effect on our business. We may have insufficient recourse against such third parties, and we may have to expend significant resources to mitigate the impact of such an event, to develop and implement protections to prevent future events of this nature from occurring, and to address other related concerns or issues.

It also may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate any security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of palazestrant, OP-3136, and other therapeutics could be delayed, and we could be subject to significant fines, penalties, and other liabilities for any noncompliance with relevant privacy and security obligations such as laws, contracts, and privacy notices.

Applicable data privacy and security obligations require us to notify relevant stakeholders, including, as applicable, affected individuals, regulators, and others, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims) and mass arbitrations; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.

Our contracts may not contain relevant limitations of liability in relation to data privacy and security, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Our insurance policies may not be adequate to compensate us for the potential losses arising from any business disruption, security failure or security incidents. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the EU Member States.

We intend to seek approval to market palazestrant or OP-3136 in the United States and potentially in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for palazestrant or OP-3136, we will be subject to applicable rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations, which could place pressure on the pricing and usage of palazestrant or OP-3136. In these countries, pricing negotiations with governmental authorities can take a considerable amount of time following marketing approval of a product candidate. In addition, market acceptance and sales of palazestrant or OP-3136 will depend significantly on the availability of adequate coverage and reimbursement from third-party payors and may be affected by existing and future healthcare reform measures.

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

Our operations, and those of our suppliers, CMOs, CROs, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations, increase our costs and expenses and significantly harm our business, financial condition, results of operations, and prospects.

Our ability to develop palazestrant, OP-3136, or any future product candidates we may develop could be disrupted if our operations or those of our suppliers are affected by man-made or natural disasters or other business interruptions. Our corporate headquarters are located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers, and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and business could suffer in the event of a major earthquake, fire, or other natural disaster.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Portions of our net operating loss (NOL) carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or other restrictions. U.S. federal NOL carryforwards generated in tax years beginning on or prior to December 31, 2017, are only permitted to be carried forward for 20 taxable years and federal NOL carryforwards generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a year is limited to 80% taxable income in such year. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited. For example, California enacted legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning on or after January 1, 2024, and before January 1, 2027.

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

Our commercial success depends in part on our ability to obtain, maintain, and protect our proprietary rights and intellectual property in the United States and other countries for palazestrant, OP-3136 and any future product candidates that we may develop and technologies relating to their manufacture and uses. We generally seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad covering our product candidates such as palazestrant and OP-3136, proprietary technologies, and related manufacturing methods and uses that are important to our business, as well as inventions and improvements important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. In addition, we may seek to acquire or in-license relevant issued patents or pending patent applications from third parties. If we or our potential licensors are unable to obtain or maintain patent protection with respect to palazestrant, OP-3136, our proprietary technologies or their uses, our business, financial condition, results of operations, and prospects could be significantly harmed.

Pending patent applications cannot be enforced against third parties practicing the claimed technology unless and until patents issue, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in the issuances of patents, that any issued patents will afford sufficient protection against competitors with similar technologies, or that such patents will not be infringed, designed around or invalidated by third parties.

Some of our patents and patent applications are co-owned with third parties, and any patents or patent applications that we may license in the future may be co-owned with third parties. If we are unable to obtain exclusive rights to a co-owner's interest in any such patent or patent application, the co-owner may, subject to applicable law and any governing agreement, be able to license its rights to other parties, including our competitors, which could market competing products or technologies. In addition, we may require the cooperation of such co-owners to enforce jointly owned patents against third parties, and such cooperation may not be provided to us.

Issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before patent offices or in courts. Accordingly, the extent of future protection of our proprietary rights is uncertain. Any protection we obtain may be limited and may not adequately protect our rights or enable us to obtain or maintain a competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to palazestrant, OP-3136, or any future product candidates we may develop could significantly harm our business, financial condition, results of operations, and prospects.

We cannot be certain that the claims in our pending U.S. patent applications and corresponding foreign patent applications will be found patentable by the United States Patent and Trademark Office (USPTO) and by patent offices or courts in foreign countries. Nor can we be certain that the claims of our issued patent(s) will not be found invalid or unenforceable if challenged.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting palazestrant, OP-3136, or any future product candidates we may develop by obtaining and defending patents. These risks and uncertainties include the following:

•
patent applications generally must be filed in advance of certain events (e.g., third party filings, certain sales or offers for sale, or other activities that may constitute public disclosures) and we may be unaware of such events or may otherwise not succeed in filing applications before they occur;
•
the USPTO and foreign patent authorities require compliance with numerous procedural, documentary, fee payment and other requirements during the patenting process, and noncompliance may result in abandonment or lapse of a patent or patent application or a partial or complete loss of patent rights;

•
patent applications may not result in issued patent;
•
patents may be challenged, invalidated, modified, revoked, circumvented, or found unenforceable, or may otherwise not provide a competitive advantage;
•
the U.S. government and international governmental bodies may face significant pressure to limit the scope of patent protection in the United States and other countries; and
•
patent laws in countries outside the United States may provide less effective protection than U.S. patent laws, potentially providing foreign competitors greater opportunities to create, develop and market competing products.

The patent prosecution process is also expensive, time-consuming and complex. We may be unable to file, prosecute, maintain, enforce or license all necessary or desirable patents and patent applications at a reasonable cost, in a timely manner, or in every jurisdiction where protection may be commercially advantageous. We may also fail to identify patentable aspects of our research and development activities before the occurrence of events that could preclude patent protection, such as public disclosure by us or a third party, public use, sale or offer for sale, or publication.

Although we enter into non-disclosure and confidentiality agreements with parties that have access to confidential or patentable aspects of our research and development activities, including employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any such party may breach such agreements and disclose our information before a patent application is filed, thereby jeopardizing our ability to obtain patent protection. We also require our employees, commercial contractors, and certain consultants and investigators to enter into invention assignment agreements granting us ownership of discoveries or inventions made in the course of their employment or work on behalf of Olema. However, we cannot guarantee that we have entered into such agreements with every relevant party, all such agreements have been duly executed, or that a party will not breach an agreement and claim ownership of intellectual property that we believe is owned by us. Moreover, scientific publications often lag behind the underlying discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases, are never published. Accordingly, we cannot be certain that we were the first to invest, or the first to file patent applications covering inventions claimed in our owned, co-owned or licensed patents or patent applications.

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

The patent positions of biopharmaceutical companies generally are highly uncertain and involve complex legal and factual questions, including questions for which important legal principles remain unresolved and have been the subject of substantial litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in issued patents that protect palazestrant or OP-3136 or effectively prevent others from commercializing competitive technologies and product candidates.

Moreover, the scope of claims in a patent application can be significantly narrowed before issuance, and the scope of an issued patent may be later reinterpreted. Legal standards governing the validity and enforceability of granted patent claims continue to evolve in the United States and elsewhere, and disputes over claim scope are common in the biopharmaceutical industry. Even if patent applications that we own or in-license issue as patents, such patents may not provide meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide a competitive advantage. Patents that we own or in-license may be challenged, circumvented, narrowed, invalidated or found unenforceable. Consequently, we cannot be certain that palazestrant, OP-3136, or any future product candidates we may develop will be or will remain protected by valid and enforceable patents. Competitors or other third parties may design around our patents by developing similar or alternative technologies or products that do not infringe our claims, which could significantly harm our business, financial condition, results of operations, and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad.

During examination, a patent office considers prior art relating to the claimed invention. Jurisdictions differ as to what information or events constitute “prior art” and when a patent application must be filed relative to potential prior art. Moreover, legal decisions may also change how particular information or events are treated to be considered as “prior art.” In the United States, patent applicants must disclose to the USPTO information known to them that may be material to patentability. Patent examiners also conduct prior art searches; third parties may submit prior art for consideration during examination in the United States and in certain other jurisdictions.

We may be unaware of relevant prior art, may fail to identify or timely cite certain prior art, or may be unable to convince a patent examiner that our claims are patentable over the prior art. Because not all relevant prior art may be identified during examination, an issued patent may be susceptible to challenge based on art that was not considered by the patent office.

We may be subject to third-party pre-issuance submissions of prior art to the USPTO or other patent offices, and we may become involved in post-grant challenges such as opposition, derivation, revocation, reexamination, post-grant review (PGR), inter partes review (IPR), or other similar proceedings or litigation challenging our patent rights, including their validity or claims to priority. An adverse determination in any such submission, proceeding or litigation could narrow, invalidate or render unenforceable our patent rights and allow third parties to commercialize palazestrant, OP-3136, or any future product candidates we may develop and compete directly with us without payment. Such challenges, if successful, could limit our ability to stop others from using or commercializing similar or identical technologies and products, or limit the duration of patent protection of palazestrant, OP-3136, or any future product candidates we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, including art of which we were unaware, and/or art which was not raised during prosecution. If a third party were to ultimately prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology, or any product candidates that we may develop. Such a loss of patent protection would significantly impact our business, financial condition, results of operations, and prospects. Such proceedings may also result in substantial costs and consume significant management and scientific resources, even if the eventual outcome is favorable to us. In addition, any threat to the breadth or strength of our patent protection, regardless of outcome, could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates or could embolden competitors to launch products or take other steps that could disadvantage us in the marketplace or draw us into additional expensive and time-consuming disputes. Should any of these events occur, it could significantly harm our business, financial condition, results of operations, and prospects.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
we may not be able to detect infringement of our issued patents;
•
others may be able to develop products similar to palazestrant or any future product candidates we may develop that are not covered by the claims of the patents that we own or may in-license;

•
our competitors may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell palazestrant or any future product candidates we may develop;
•
we, or our current or future collaborators or license partners, may not have been the first to make the inventions covered by the issued patents or patent applications that we own or may in-license in the future;
•
we, or our current or future collaborators or license partners, may later be determined to not have been the first to file patent applications covering certain inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•
it is possible that pending patent applications we may in-license in the future or own will not lead to issued patents;
•
it is possible that there are prior public disclosures of which we are unaware that could invalidate some or all claims of our patents;
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
•
we may develop additional proprietary technologies that are unpatentable;
•
the patents of others may have an adverse effect on our business; and
•
we may choose not to seek patent protection and preserve certain information as a trade secret, whereby a third party may subsequently obtain patent rights covering such intellectual property.

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

Our commercial success depends in part on avoiding infringement, misappropriation or other violations of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe, misappropriate or otherwise violate patents or other intellectual property rights owned or controlled by third parties. A finding by a court or administrative body that we infringe one or more claims of a valid third party patent could preclude us from commercializing palazestrant or any future product candidates we may develop.

Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import palazestrant, OP-3136, or any future product candidates we may develop and products that may be approved in the future, or impair our competitive position. The biopharmaceutical industry in general is subject to intellectual property challenges and litigation in the United States and abroad, including patent infringement lawsuits and proceedings before the USPTO and foreign patent offices, such as, e.g., oppositions, reexaminations, IPR proceedings and PGR proceedings. Companies in intellectual property-dependent industries, including the biopharmaceutical industry, may employ intellectual property litigation as a means to gain a competitive advantage. Numerous third-party U.S. and foreign issued patents and pending patent applications with claims to compositions, formulations, methods of manufacture or treatment may exist in fields related to our product candidates, including palazestrant, OP-3136, or our future product candidates. For example, we are aware of certain third-party patent applications and patents in the United States and abroad that include disclosure of chemical structures sharing certain similarities with palazestrant. It is possible that one or more of such third parties could pursue patent claims or assert patent claims that allegedly encompass palazestrant.

One or more entities may hold patent rights to which we may wish to seek a license. If such entities decline to license those rights to us on reasonable terms, we may be unable to develop, manufacture, market, and commercialize products or services or perform research and development or other activities covered by these patents. If any such patents were to be asserted against us, we believe that we would have reasonable defenses, including non-infringement and invalidity. If our defenses are unsuccessful, we could be liable for significant damages, including treble damages and attorneys’ fees if we are found to willfully infringe such patent(s). We may be required to obtain a license to such patent(s) that may not be available on commercially reasonable terms or at all. Without such a license, we could be precluded from commercializing a product candidate ultimately held to infringe such patent(s).

As the biopharmaceutical industry expands and more patents issue, the risk increases that palazestrant, OP-3136, or any future product candidates may become subject to third party patent infringement claims. Because patent applications remain confidential for a period of time after filing and may take years to issue, pending third party applications could later issue with claims that allegedly cover our product candidates or future product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Identifying third-party patent rights that may be relevant to our technology can be challenging; patent searches are imperfect, terminology varies amongst patents, databases may be incomplete and claim scope can be difficult to assess. Patents (or patent applications once granted) of which we are aware but believe to not be particularly relevant to our business may nonetheless be asserted against us, thereby potentially limiting our ability to make, use, sell, offer for sale or import future products or impair our competitive position. Third parties may obtain patents in the future and allege that our activities infringe such patents. The absence of infringement allegations to date provides no guarantee that such claims will not arise in the future. U.S. patent law provides a safe harbor for certain activities reasonably related to the development and submission of information to the FDA related to regulatory approval for therapeutic products under clinical development. The safe harbor provision no longer applies once activities shift away from being reasonably related to developing and submitting information reasonably related to regulatory approval.

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

Any patent-related legal action against us claiming damages or seeking an injunction against commercial activities relating to our products or processes could expose us to significant liability, including enhanced damages for willful infringement, and require us to obtain a license to manufacture or market palazestrant, OP-3136, or any future product candidates. Defending such claims, regardless of merit, would be costly and divert employee resources. We cannot predict whether we would prevail in any such actions or whether a required license would be made available on commercially acceptable terms, if at all. Even if we or a future strategic partner were to obtain a license, it might be nonexclusive, allowing competitors access to the same intellectual property. We may also be unable to redesign our product candidates or any future product candidates or processes to avoid infringement.

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

Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can. Furthermore, the extensive discovery required in intellectual property litigation or administrative proceedings creates a risk that some of our confidential information could be disclosed. Uncertainties arising from such proceedings could materially impair our ability to raise additional funds or otherwise significantly harm our business, financial condition, results of operations, and prospects.

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

While we may have issued patents that cover palazestrant or OP-3136, it is possible that third parties may have blocking patents that prevent us from marketing, manufacturing or commercializing our own patented products and practicing our own patented technologies.

We may be unsuccessful in acquiring or in-licensing intellectual property rights to compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for practicing inventions claimed by our patents, including the manufacture, sale and use of palazestrant, OP-3136, and any future product candidates we may develop. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitive threat may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of a related program or product candidate, which could significantly harm our business, financial condition, results of operations, and prospects.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

Competitors or other third parties may infringe, misappropriate or otherwise violate our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement or other intellectual property claims which can be expensive and time-consuming. In a patent infringement proceeding, a court may find that a patent we own or may in-license is invalid, unenforceable, and/or is not infringed, or may decline to enjoin the challenged activity. If we or a future collaborator decide to enforce a patent with claims encompassing palazestrant, OP-3136, or a future product candidate, the defendant may counterclaim that the patent is invalid and/or unenforceable in whole or in part. Such counterclaims are common in U.S. patent litigation. Grounds for invalidity may include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, inadequate written description, lack of enablement, or obviousness-type double patenting. An unenforceability claim may allege, for example, that a person involved in prosecution withheld relevant information from the USPTO or made a material misrepresentation during prosecution.

The outcome following legal assertions of invalidity and/or unenforceability is unpredictable, and prior art could invalidate one or more claims of our patents. We cannot be certain that all potentially relevant prior art has been identified or that prior art we consider immaterial will not ultimately be found to affect the validity or enforceability of one or more of our patent claims.

If a defendant ultimately prevails on a legal assertion of invalidity and/or unenforceability, we may lose some or possibly all patent protection for a product candidate. In addition, a threat to the breadth or strength of our patent protection could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. A loss of patent protection could significantly harm our business, financial condition, results of operations, and prospects.

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expense, and could distract our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could become compromised.

Should any of these events occur, it could significantly harm our business, financial condition, results of operations, and prospects.

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

During the course of any intellectual property litigation, there could be public announcements related to the commencement of litigation, results of hearings, rulings on motions, and other interim proceedings. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could significantly harm our business, financial condition, results of operations, and prospects.

Derivation proceedings may be necessary to determine whether an invention was derived from another inventor and an unfavorable outcome may require us to cease using the related technology or to attempt to license rights from the prevailing party.

Derivation proceedings initiated by a third party or by us may be necessary to determine whether an inventor named in an earlier-filed application derived the claimed invention from an inventor named in a later filed application without authorization. An unfavorable outcome could require us to cease using the related technology or seek a license from the prevailing party.

Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Even in the event of a successful outcome, such proceedings may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring palazestrant, OP-3136, or any future product candidates to market. Should any of these events occur, it could significantly harm our business, financial condition, results of operations, and prospects.

Changes in patent laws or their interpretations could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of our licensors and the enforcement or defense of our issued patents or those of our licensors.

Changes in patent laws or their interpretation in the United States or in other countries could increase the uncertainty and cost surrounding prosecution of patent applications and the enforcement or defense of issued patents. For example, the Leahy-Smith America Invents Act (the Leahy-Smith Act), enacted on September 16, 2011, significantly changed U.S. patent law and impacted patent prosecution as well as patent litigation. Among other changes, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system. Subject to the requirements of patentability and applicable exceptions, the first inventor to file a patent application is generally entitled to a patent over another inventor who files later, even if the later-filing inventor conceived of the invention first. Accordingly, another party may obtain patent rights to an invention that we developed independently but for which it filed first. This requires us to be cognizant and carefully manage the time between invention and filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether our inventions are determined to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing, or in some cases, until issuance, we may be unable to determine whether we or our licensors are the first to file patent applications related to our product candidates or technologies.

The Leahy-Smith Act also includes a number of significant provisions that affect the way patent applications are prosecuted and may also impact patent litigation. These include third-party submissions of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate our patent rights, which could adversely affect our competitive position.

Because the evidentiary standard for invalidating a patent claim in certain USPTO proceedings is lower than the evidentiary standard applied in U.S. federal court, a third party may succeed in invalidating one or more claims before the USPTO based upon evidence that might not be sufficient to prevail in a district court action. Accordingly, third parties may rely on USPTO procedures to challenge our patent claims that might survive a district court challenge. Changes to patent laws, such as the Leahy-Smith Act and its implementation, may therefore increase the uncertainty and cost of prosecuting our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents, which could significantly harm our business, financial condition, results of operations, and prospects.

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect palazestrant, OP-3136, or any future product candidates we may develop.

Like other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry is technologically and legally complex, costly, time consuming and inherently uncertain. Changes in patent laws or their interpretation in the United States or other countries may diminish our ability to protect our inventions and obtain, maintain and enforce our intellectual property rights, adversely affect the value of our intellectual property, and increase the uncertainty and cost of prosecution and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. Congress or foreign legislative bodies may enact patent reforms that are unfavorable to us.

The U.S. Supreme Court has issued decisions narrowing the scope of patent protection available in certain circumstances or otherwise limiting patent owners’ rights in certain situations. These developments have increased uncertainty regarding both our ability to obtain patents and the value of patents once obtained. Decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar foreign authorities could change the laws and regulations governing patents in unpredictable ways that weaken our ability to obtain new patents or enforce patents that we own or license or may license in the future. Any of the foregoing could significantly harm our business, financial condition, results of operations, and prospects.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may fail to perfect ownership of patents, patent applications or other intellectual property. There is a risk that we may omit an inventor, incorrectly identify an inventor, or fail to establish an unbroken chain of title from inventors to us, potentially leading former employees or other third parties to challenge inventorship or ownership of our patents, patent applications or other intellectual property. Errors in inventorship or ownership may also impact priority claims. If we lose the benefit of priority for a patent filing, intervening prior art or other events may preclude issuance of a patent or invalidate an issued patent.

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

Patents have a limited term and the protection a patent affords is limited. In the United States, a patent generally expires 20 years from the earliest effective non-provisional filing date, subject to any patent term adjustment or extension and provided that required maintenance fees are paid. Although certain adjustments or extensions may be available, there can be no assurance that any such adjustments or extensions will be obtained. Even with issued patents covering palazestrant, OP-3136, or any future product candidates we may develop, we may face competition after those patents expire. Given the amount of time required to develop, test and obtain regulatory approval of our product candidates, relevant patents protecting such candidates might expire before or shortly after commercialization. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

In the United States, patent term can be adjusted due to delays that occur during examination of patent applications, which may extend the term of a patent beyond 20 years. There is a risk that we may take action that detracts from any accrued patent term adjustment.

Maintenance fees, also referred to as annuities or renewal fees, must be paid at prescribed intervals to keep patents, and in some jurisdictions, patent applications, in force. Failure to timely pay these fees may cause a patent or application to prematurely lapse, and reinstatement may be unavailable. Limited resources may prevent us from maintaining patent protection for certain patents in every market. Any of the foregoing could significantly harm our business, financial condition, results of operations, and prospects.

If we do not obtain patent term extension for palazestrant, OP-3136, or any future product candidates we may develop, our business, financial condition, results of operations, and prospects may be significantly harmed.

Depending upon the timing, duration and circumstances of FDA approval of palazestrant, OP-3136, or any future product candidates we may develop, one or more of our U.S. patents or a licensor’s patent may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit restoration of up to five years of patent term as compensation for patent term lost during clinical development and the FDA regulatory review process. No more than one patent may be extended for a particular FDA-approved product. The patent term extension cannot extend the patent term beyond 14 years from the product approval date, and only claims covering the approved drug product, an approved method of use or a method of manufacturing the approved product receive the benefit of the extension. Patent term extension may also be available in certain foreign countries upon regulatory approval of palazestrant, OP-3136, or any future product candidates we may develop.

We may not be granted an extension if, for example, we fail to exercise due diligence during the testing or regulatory review period, miss an applicable deadline, apply after the relevant patent expires, or otherwise fail to satisfy statutory or regulatory requirements. The scope of patent protection or the duration of extension afforded could be narrower or less than requested. If we do not obtain an available patent term extension or restoration or obtain an extension that is less than requested, competitors may obtain approval for competing products sooner after our patents expire, potentially relying on and referencing our clinical and nonclinical data, and launch their products earlier than might otherwise be the case, which could significantly harm our business, financial condition, results of operations, and prospects.

We will not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending Olema patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries may be less extensive or more difficult to enforce than those in the United States. Consequently, we may be unable to prevent third parties from practicing our inventions in ex-U.S. countries where we lack patent protection or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export those otherwise infringing products to territories where we have patent protection but enforcement is limited. Such products may compete with palazestrant, OP-3136, or future product candidates, and effective remedies may be unavailable.

Some countries do not provide the same degree of protection of intellectual property rights as the laws of the United States. Patent protection is generally pursued on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. We may elect not to seek patent protection in certain countries and therefore we will not have the benefit of patent protection in these countries. In addition, the legal systems of some countries, particularly developing countries, provide less effective protection or enforcement of patents and other intellectual property rights, particularly those relating to biopharmaceuticals. A number of companies have encountered significant challenges in protecting and defending their intellectual property rights in foreign jurisdictions. Thus, it could be difficult for us to stop the infringement, misappropriation or violation of our or our licensors’ patents, or the marketing of competing products in violation of our proprietary rights in foreign countries with weak intellectual property protections. Proceedings to enforce our intellectual property and other proprietary rights in foreign jurisdictions could result in substantial costs, divert our efforts and attention from other aspects of our business, expose our and our licensors’ patents to narrow interpretation and invalidity challenges, jeopardize our and our licensors’ patent applications from issuance, and provoke third party claims. We may not prevail in a litigation, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our worldwide intellectual property enforcement efforts may not provide a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government authorities or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of a patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be significantly harmed.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment, and other requirements imposed by regulations and governmental patent authorities, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications become due at various points over the lifetime of our patents and patent applications. We have systems in place to remind us when such fees are due, and we rely on outside counsel and their patent annuity service to monitor the fee deadlines and make required payments. The USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application filing and prosecution process. We rely on reputable law firms and other professionals to assist us with compliance, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, in some circumstances, noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, potential competitors might be able to enter the market with similar or identical products or technology, which could significantly harm our business, financial condition, results of operations, and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business, financial condition, results of operations, and prospects could be significantly harmed.

We intend to use registered or unregistered trademarks and trade names to brand and market our company and our products. These marks or names may be challenged, infringed, circumvented or declared generic or found to infringe third party marks, and there is a risk that we may be unable to protect our rights to these trademarks and trade names, impairing our ability to build name recognition among potential partners or in markets of interest. Competitors may adopt similar trade names or trademarks, impeding our ability to build brand identity and possibly leading to market confusion. Owners of registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names may bring trade name or trademark infringement claims against us. If we are unable to establish and protect our name recognition based on our trademarks and trade names, we may be unable to compete effectively, and our business, financial condition, results of operations and prospects may be significantly harmed. Efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could significantly harm our business, financial condition, results of operations, and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business, financial condition, results of operations, prospects, and competitive position would be significantly harmed.

We rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions assignment agreements with employees, consultants and advisors, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology or processes, that all such agreements have been duly executed, or that a party will not breach an agreement and disclose our proprietary information, including our trade secrets, or claim ownership of intellectual property that we believe is owned by us. Monitoring and detecting unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the protective measures we have taken to protect our intellectual property will be effective. We also may not obtain adequate remedies for a breach. Trade secret misappropriation claims are difficult, costly, and time-consuming to enforce, the outcome is unpredictable, and some courts in the United States and abroad may provide limited protection for trade secrets.

If a competitor or other third party lawfully obtains or independently develops information that we maintain as a trade secret, we generally cannot prevent that party from using the technology or information to compete with us. If this occurs or we otherwise lose trade secret protection, the value of the information may be materially reduced and our competitive position could be materially harmed. If we do not apply for patent protection prior to a potentially disqualifying disclosure or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, our ability to obtain patent or trade secret protection may be jeopardized. Any of the foregoing could significantly harm our business, financial condition, results of operations, and prospects.

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets.

We have entered into and may in the future enter into non-disclosure and confidentiality agreements to protect the proprietary information of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, lessees of shared multi-company property and other third parties. Many of our employees and consultants previously worked for, or provided or may currently be providing consulting services to other biopharmaceutical companies, including our competitors or potential competitors. Although we seek to ensure that our employees, consultants, and advisors do not use others’ proprietary information or know-how in their work for us, a third party may allege that we or our employees or consultants inadvertently or otherwise breached an agreement and/or wrongfully used or disclosed trade secrets or other proprietary information such that we may become subject to litigation. Defending such claims, regardless of merit, could involve substantial expense, and create a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such action, and intellectual property litigation, regardless of outcome, may generate negative publicity and could prohibit us from marketing or otherwise commercializing palazestrant, OP-3136, or any future product candidates or technologies we may develop. An adverse outcome could subject us to significant monetary damages or prevent or delay our developmental and commercialization efforts, and cause us to lose valuable intellectual property rights or personnel, which could significantly harm our business, financial condition, results of operations, and prospects. Even a successful defense could result in substantial costs and present a distraction to our management team and other employees.

Parties making claims against us may be able to sustain the cost of complex intellectual property litigation more effectively than we can. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise significantly harm our business, financial condition, results of operations, and prospects.

Our rights to develop and commercialize our technology and product candidates may be subject, in part, to the terms and conditions of licenses granted to us by others.

We may enter into license agreements in the future with others to advance our research or allow commercialization of palazestrant, OP-3136, or any future product candidates we may develop. These and other licenses may not provide exclusive rights in all relevant fields of use and in all territories in which we wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competing products in territories within the scope of nonexclusive rights or outside the scope of our licenses.

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

Our licensors may have relied on third party consultants or collaborators or on funding sources such that our licensors are not the sole and exclusive owners of the patents we in-license. If other third parties have ownership rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

We may need to obtain additional licenses from existing licensors and others to advance our research or allow commercialization of product candidates we develop. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all, and any license we obtain may be non-exclusive, giving our competitors access to the same technologies licensed to us. We may then be required to expend significant time and resources to redesign our technology, product candidates, or manufacturing methods or to developing or licensing replacement technology, which may not be technically or commercially feasible. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could significantly harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third party patents do not exist which might be enforced against our current technologies, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant. Should any of these events occur, it could significantly harm our business, financial condition, results of operations, and prospects.

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
•
whether and the extent to which our technology and processes infringe the intellectual property of the licensor that is not subject to the licensing agreement;
•
our right to sublicense patents and other rights to third parties;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•
our right to transfer or assign the license;
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors, us, and our partners; and
•
the priority of invention of patented technology.

Agreements under which we license intellectual property or technology are complex, and certain provisions in such agreements may be susceptible to differing interpretations. Resolution of any contract interpretation disagreement could narrow the scope of rights we believe that we hold to relevant intellectual property or technology, or increase our financial or other obligations under the relevant agreement, either of which could significantly harm our business, financial condition, results of operations, and prospects. If a dispute over licensed intellectual property prevents or impairs our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could significantly harm our business, financial condition, and prospects.

Despite our best efforts, a licensor may conclude that we have materially breached a license agreement and seek to terminate it, eliminating our ability to develop and commercialize products and technology covered by such license agreement. If an in-license is terminated, or the underlying patents fail to provide the intended exclusivity, competitors may be free to seek regulatory approval of and to market products identical to ours. This could significantly harm our competitive position, business, financial condition, and prospects.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

We may develop, acquire, or license intellectual property rights generated with U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercises its march-in rights, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations, and prospects.

Risks related to our dependence on third parties

We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize palazestrant, OP-3136, or future product candidates we may develop and our business, financial condition, results of operations, and prospects could be significantly harmed.

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our nonclinical studies and clinical trials and to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for palazestrant or OP-3136 in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal, state or foreign fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Further, these investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to palazestrant, OP-3136, and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If independent investigators or CROs fail to devote sufficient resources to the development of palazestrant or OP-3136, or if CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize palazestrant or OP-3136. As a result, our results of operations and the commercial prospects for palazestrant or OP-3136 would be harmed, our costs could increase and our ability to generate revenues could be delayed or precluded entirely, and our business, financial condition, results of operations, and prospects could be significantly harmed.

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

We contract with third parties for the manufacture of palazestrant and OP-3136 for nonclinical studies and our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of palazestrant, OP-3136, or other drugs necessary for the development or commercialization of palazestrant or OP-3136, or may not be able to obtain such quantities at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of palazestrant or OP-3136 for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of palazestrant and OP-3136 for nonclinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements for palazestrant. Furthermore, the raw materials for palazestrant and OP-3136 are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of palazestrant or OP-3136 for any reason, whether as a result of manufacturing, supply or storage issues, or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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

We have limited control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EU, or other foreign regulatory requirements, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, competent authorities of EU Member States, or a comparable foreign regulatory authority does not approve these facilities for the manufacture of palazestrant or OP-3136, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market palazestrant or OP-3136, if approved. We, or our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, competent authorities of EU Member States, or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU Member States, or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of palazestrant, OP-3136, or other drugs necessary for the development or commercialization of palazestrant and significantly harm our business, financial condition, results of operations, and prospects.

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

Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity, and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage, and shipping, and quality control and testing may result in lot failures, product recalls, or spoilage. When changes are made to the manufacturing process, we may be required to provide nonclinical and clinical data showing the comparable identity, strength, quality, purity, or potency of the products before and after such changes. If microbial, viral, or other contamination is discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remediate the contamination, which could delay our clinical trials and significantly harm our business, financial condition, results of operations, and prospects. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, if approved, as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations, and prospects.

We have engaged in and may in the future engage in additional acquisitions, strategic partnerships, or in-licensing opportunities, that may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We have engaged in the past and may in the future engage in or evaluate various acquisition opportunities, strategic partnerships, and in-licensing opportunities, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•
increased operating expenses and cash requirements;
•
the assumption of contingent liabilities;
•
the issuance of our equity securities;
•
assimilation of operations, intellectual property, and products of an acquired company, including difficulties associated with integrating new personnel;
•
the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic merger or acquisition;
•
retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
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

In addition, if we undertake acquisitions or pursue partnerships or in-licensing opportunities in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may devote substantial resources and fail to realize the anticipated benefits of such efforts, or we may incorrectly judge the value of an acquired or in-licensed product candidate, technology or other asset. Any such failure to realize the anticipated benefits of any or all of our acquisitions, strategic partnerships, or in-licensing opportunities in the time frame expected, or at all, could result in additional costs or loss of revenue. Furthermore, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

We have entered into collaborations with third parties for the development of palazestrant and OP-3136 and may enter into collaborations with third parties for the development or commercialization of palazestrant, OP-3136, or any future product candidates. If any such collaborations are not successful, we may not be able to capitalize on the market potential of palazestrant, OP-3136, or any future product candidates.

We have third-party collaborators for the development of palazestrant and OP-3136. Our likely collaborators for any future collaboration arrangements for palazestrant, OP-3136, or any future product candidates include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies.

We have, and likely will have, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of palazestrant, OP-3136, or any future product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving palazestrant, OP-3136, or any future product candidates could pose numerous risks to us, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
•
collaborators may de-emphasize or elect not to pursue development and commercialization of palazestrant, OP-3136, or any future product candidates, or may choose not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a sale or disposition of a business unit or development function, the availability of funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with palazestrant, OP-3136, or any future product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•
a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of palazestrant, OP-3136, or any future product candidates relative to other products;
•
collaborators may not properly obtain, maintain, defend, or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property-related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property-related proceedings;
•
disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of palazestrant, OP-3136, or any future product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
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

Our drug development programs and the potential commercialization of palazestrant, OP-3136, or any future product candidates we may develop will require substantial additional cash to fund expenses. We may continue to seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities, and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

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

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2024 to November 5, 2026 has ranged from a low of $3.06 to a high of $35.83. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

•
the timing and results of nonclinical studies and clinical trials of palazestrant, OP-3136, or any future product candidates we may develop or those of our competitors;
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
•
sales of our common stock by us, our insiders, or our other stockholders; and
•
the geopolitical and macroeconomic environment, generally, including geopolitical and economic uncertainty, market volatility, labor shortages, evolving trade and tariff policies, including related legal challenges, trade tensions, retaliatory measures by other countries, supply chain disruptions, military conflicts, as well as any related political or economic responses and counter-responses by various global actors, inflationary pressures, monetary supply shifts, increased recession risk, and related financial instability.

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
•
our execution of any collaboration, licensing, or similar arrangements, and the timing of payments we may make or receive under potential future arrangements or the termination or modification of any such potential future arrangements;
•
any intellectual property infringement, misappropriation or violation lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•
additions and departures of key personnel;
•
strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;
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

As of November 5, 2026, we had 87,606,263 shares of common stock and pre-funded warrants to purchase up to 13,594,149 shares of common stock outstanding (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations). Refer to Notes 2 and 12 of our notes to the condensed consolidated financial statements contained in this Quarterly Report for further information regarding the pre-funded warrants. Shares issued upon the exercise of any such pre-funded warrants as well as stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rules 144 and 701 under the Securities Act.

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

We have in the past, and may again in the future seek additional capital through a variety of means, including public or private equity offerings, debt financings, or other sources, including up-front payments and milestone payments from strategic collaborations. For example, in November 2025, we completed a public offering of 11,500,000 shares of our common stock, at a public offering price of $19.00 per share, including 1,500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. In addition, in January 2025, following the termination of a prior sales agreement, we entered into a new sales agreement with TD Cowen (as amended from time to time, the 2025 Sales Agreement), pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million. On December 11, 2025, we entered into Amendment No. 1 to the 2025 Sales Agreement, which increased the maximum aggregate offering price under the at-the-market offering program to $200.0 million. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, including pursuant to sales under the 2025 Sales Agreement, your ownership interest will be diluted, our stock price could fall and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Future financing activities may result in dilution to stockholders, the imposition of debt covenants, increased fixed payment obligations, or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to palazestrant, OP-3136, or future product candidates we may develop, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

For as long as we qualify as a “smaller reporting company” within the meaning of the Exchange Act, we may take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates was less than $700.0 million measured on the last business day of our second fiscal quarter for the year ended December 31, 2025, we qualify as a “smaller reporting company” as defined in the Exchange Act. However, based on the market value of our voting and non-voting common stock held by non-affiliates as of the end of our second fiscal quarter for the year ending December 31, 2026, we expect that we will no longer qualify as a smaller reporting company. For as long as we remain a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (Section 404), presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, and presenting reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities, and the trading prices of our securities may be more volatile. Once we no longer qualify as a smaller reporting company, we will be subject to increased disclosure and compliance obligations. The loss of smaller reporting company status and compliance with such additional obligations may increase our legal, accounting, and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote additional time to public company reporting requirements.

New or future changes to tax laws could materially adversely affect our Company.

New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. The OBBBA, the IRA, the Coronavirus Aid, Relief, and Economic Security Act and legislation commonly referred to as the Tax Cuts and Jobs Act made many significant changes to the U.S. tax laws. For example, the IRA provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. The impact of such changes or future legislation could increase our U.S. tax expense and could have a material adverse impact on our business and financial condition.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes, or non-realization of expected benefits.

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

General risk factors

The requirements of being a public company may strain our resources, result in more litigation, and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make certain activities more difficult, time-consuming, or costly, and increase demands on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports regarding our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are also required to disclose, on a quarterly basis, any changes made to our internal control and procedures. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could significantly harm our business, financial condition, results of operations, and prospects. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making certain activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business, financial condition, results of operations, and prospects may be significantly harmed.

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

Item 5. Other Information.

Trading Plans or Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Name

Position

Action

Date of Adoption/ Termination

Type of Trading Arrangement

Expiration Date

Total Shares of Common Stock to be Sold***

Rule 10b5-1*

Non-Rule 10b5-1**

Shawnte Mitchell

Chief Legal Officer

Adoption

September 30, 2026

X

December 29, 2027

Up to 60,000

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

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8‑K	001‑39712	3.1	11/23/2020
3.2	Amended and Restated Bylaws.	8‑K	001‑39712	3.1	12/16/2022
10.1	Offer Letter by and between Olema Pharmaceuticals, Inc. and Jason O'Byrne, dated July 24, 2026.	8-K	001‑39712	10.1	08/13/2026
10.2	Fourth Amendment to Loan and Security Agreement, dated July 1, 2026, between Silicon Valley Bank and Olema Pharmaceuticals, Inc.	10-Q	001‑39712	10.3	08/10/2026
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Olema Pharmaceuticals, Inc.

Date: November 10, 2026	By:	/s/ Sean Bohen, M.D., Ph.D.
Sean Bohen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Jason O'Byrne
Jason O'Byrne
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)